Form 10-Q
period 2009-10-31
mBeach Software, Inc.
filed 2009-12-10
CIK 1465856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2009

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER: 333-159853

                              MBeach Software, Inc.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                Florida                                      26-4742785
                -------                                      ----------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                                 William Gaffney
                    105 Hickory Oak Hollow, Cumming GA 30040
                                  678-358-6954
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,000,000 shares of common stock are issued and outstanding as of December 4, 2009.

                                TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at October 31, 2009 (unaudited) and April 30, 2009 .   4

         Statements of Operations for the three months and six months ended
           October 31, 2009 (unaudited) and cumulative results of
           operations from April 24, 2009 (Date of Inception) to
           October 31, 2009 (unaudited) ....................................   5

         Statements of Stockholders' Equity (Deficiency) as of
           October 31, 2009 (unaudited) ....................................   6

         Statements of Cash Flows for the six months ended
           October 31, 2009 (unaudited) and cumulative results of
           operations from April 24, 2009 (Date of Inception) to
           October 31, 2009 (unaudited) ....................................   7

         Notes to Financial Statements (unaudited) .........................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations. ..........................................   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......   9

Item 4T. Controls and Procedures. ..........................................  10

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ................................................  12

Item 1A. Risk Factors. .....................................................  12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  12

Item 3.  Defaults Upon Senior Securities. ..................................  12

Item 4.  Submission of Matters to a Vote of Security Holders. ..............  12

Item 5.  Other Information. ................................................  12

Item 6.  Exhibits. .........................................................  12

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2009. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

                           OTHER PERTINENT INFORMATION

When used in this report, the terms "we," the "Company," "our," and "us" refers to MBeach Software, Inc. a Florida corporation.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              MBeach Software, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                       OCTOBER 31,      AS OF
                                                          2009        APRIL 30,
                                                        UNAUDITED       2009
                                                       -----------   -----------

CURRENT ASSETS
  Cash and cash equivalents ......................       $   833       $ 7,500
                                                         -------       -------
    Total current assets .........................           833         7,500
                                                         -------       -------

                                                         -------       -------
TOTAL ASSETS .....................................       $   833       $ 7,500
                                                         =======       =======

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities .......         2,996             -
                                                         -------       -------
    Total liabilities ............................         2,996             -
                                                         =======       =======

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Capital Stock
   Authorized:
    250,000,000 common shares, $0.0001 par value
   Issued and outstanding shares:
    12,000,000 ...................................       $ 1,200       $ 1,200
  Additional paid-in capital .....................         6,379         6,379
  Deficit accumulated during the development stage        (9,742)          (79)
                                                         -------       -------
  Total Stockholders' Equity (Deficiency) ........        (2,163)        7,500
                                                         -------       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......       $   833       $ 7,500
                                                         =======       =======

   The accompanying notes are an integral part of these financial statements.

                                      MBeach Software, Inc.
                                  (A Development Stage Company)
                                    Statements of Operations
                                                                                 FOR THE PERIOD
                                                                                 FROM INCEPTION
                                                   THREE MONTHS    SIX MONTHS       APRIL 24,
                                                       ENDED          ENDED          2009 TO
                                                    OCTOBER 31,    OCTOBER 31,     OCTOBER 31,
                                                       2009           2009            2009
                                                   ------------   ------------   --------------
REVENUES .......................................   $          -   $          -   $            -
                                                   ------------   ------------   --------------

EXPENSES
  Professional Expenses ........................   $      4,352   $      7,852   $        7,852
  General & Administrative .....................   $        445   $      1,811   $        1,890
                                                   ------------   ------------   --------------


  Loss Before Income Taxes .....................   $     (4,797)  $     (9,663)  $       (9,742)
                                                   ------------   ------------   --------------

  Provision for Income Taxes ...................              -              -                -
                                                   ------------   ------------   --------------

  Net Loss .....................................   $     (4,797)  $     (9,663)  $       (9,742)
                                                   ============   ============   ==============

PER SHARE DATA:

  Basic and diluted loss per common share ......   $          -   $          -
                                                   ============   ============

  Weighted Average Common shares outstanding ...     12,000,000     12,000,000
                                                   ============   ============

           The accompanying notes are an integral part of these financial statements.

                                                5

                                         MBeach Software, Inc.
                                     (A Development Stage Company)
                            Statements of Stockholders' Equity (Deficiency)
                                                                                DEFICIT
                                                                              ACCUMULATED
                                            COMMON STOCK         ADDITIONAL   DURING THE
                                       -----------------------    PAID-IN     DEVELOPMENT
                                         SHARES       AMOUNT      CAPITAL        STAGE         TOTAL
                                       ----------   ----------   ----------   -----------   -----------
Inception - April 24, 2009 .........            -   $        -   $        -   $        -    $        -

  Common shares issued to Founder
   for cash at $0.000625 per share
   (par value $0.0001) on
   April 24, 2009 ..................   12,000,000        1,200        6,300            -         7,500

         Contributed Capital .......            -            -           79            -            79

  Loss for the period from inception
   on April 24, 2009 to
   April 30, 2009 ..................            -            -            -          (79)          (79)
                                       ----------   ----------   ----------   ----------    ----------

Balance - April 30, 2009 (Audited) .   12,000,000        1,200        6,379          (79)        7,500
                                       ----------   ----------   ----------   ----------    ----------

Loss for the period ending
  July 31, 2009 ....................            -            -            -       (4,866)       (4,866)
                                       ----------   ----------   ----------   ----------    ----------

Balance - July 31, 2009 ............   12,000,000        1,200        6,379       (4,945)        2,634
                                       ==========   ==========   ==========   ==========    ==========

Loss for the period ending
  October 31, 2009 .................            -            -            -       (4,797)       (4,797)
                                       ----------   ----------   ----------   ----------    ----------

Balance - October 31, 2009 .........   12,000,000        1,200        6,379       (9,742)       (2,163)
                                       ==========   ==========   ==========   ==========    ==========

               The accompanying notes are an integral part of these financial statements.

                                                   6

                              MBeach Software, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                  FOR THE PERIOD
                                                                  FROM INCEPTION
                                                    SIX MONTHS       April 24,
                                                       ENDED          2009 TO
                                                    OCTOBER 31,     OCTOBER 31,
                                                       2009            2009
                                                   ------------   --------------

OPERATING ACTIVITIES

  Loss for the period .............................   $(9,663)         $(9,742)

  Changes in Operating Assets and Liabilities:
    (Increase) decrease in prepaid expenses .......         -                -
    Increase (decrease) in accounts payable .......     2,996            2,996
    Increase (decrease) in accrued liabilities ....         -                -
                                                      -------          -------
  Net cash used in operating activities ...........    (6,667)          (6,746)
                                                      -------          -------

INVESTING ACTIVITIES
                                                      -------          -------
  Net cash used in investing activities ...........         -                -
                                                      -------          -------

FINANCING ACTIVITIES

  Contributed by Founder ..........................        79               79
  Common stock issued for cash ....................     7,500            7,500
                                                      -------          -------
  Net cash provided by financing activities .......     7,579            7,579
                                                      -------          -------

INCREASE IN CASH AND CASH EQUIVALENTS .............    (6,667)             833

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..     7,500                0
                                                      -------          -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ........   $   833          $   833
                                                      =======          =======

Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense ..............................   $     -          $     -
                                                      =======          =======
    Income taxes ..................................   $     -          $     -
                                                      =======          =======

   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 2009
                                   (unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

      The accompanying financial statements have been prepared by mBeach Software, Inc. without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2009, and for all periods presented herein, have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2009 audited financial statements.

NOTE 2 - GOING CONCERN

      mBeach Software Inc.'s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. The Company has accumulated a deficit of $9742 in the period from inception on April 24, 2009 to October 31, 2009. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is intending to fund its initial operations by way of issuing Founders' shares and entering into a private placement offering.

      The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

MBeach Software, Inc. is a development stage company and was incorporated in Florida on April 24, 2009, to develop and market financial software. It has no operations and in accordance with SFAS #7 is considered to be in the development stage.

Results of Operations
---------------------

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company's S-1 and amended S-1/A filed October 4, 2009. Results or interim periods may not be indicative of results for the full year.

During the first fiscal quarter 2009 the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission
(SEC). On June 9, 2009 and July 24, 2009 the Company filed a Registration Form S-1 and several S-1/A Amendments with the SEC. The Registration Form S-1 and S-1/A Amendments filed October 4, 2009 was deemed effective as of October 11, 2009.

Results of Operations

The Company did not generate any revenue during the quarter ended October 31, 2009.

Total expenses the three (3) months ending October 31, 2009 were $4,797 resulting in an operating loss for the period of $4,797. Basic net loss per share amounting to $.0001 for the three (3) months ending October 31, 2009.

General and Administrative expenses consisted primarily of office expenses and bookkeeping for the three (3) months ending October 31, 2009 and were $445.

Accounts payable for the period ending October 31, 2009 were $2,996.

Liquidity and Capital Resources
-------------------------------

At October 31, 2009 we had working capital of ($2,163) consisting of cash on hand of $833 as compared to working capital of $7,500 at April 30, 2009 which reflected our cash position.

Net cash used in operating activities for the six months ended October 31, 2009 was $6,667 as compared to $79 for the Year ended April 30, 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

        Management's Report On Internal Control Over Financial Reporting
        ----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

   - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

   - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

   - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of October 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of October 31, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management's Remediation Initiatives
------------------------------------

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by October 31, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by October 31, 2011.

Changes in internal controls over financial reporting
-----------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1 Section 1350 Certification of principal executive officer and principal financial and accounting officer


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MBeach Software, Inc


                                        BY: /s/ William Gaffney
                                            ----------------
                                            William Gaffney
                                            President, Secretary, Treasurer,
                                            Principal Executive Officer,
                                            Principal Financial and Accounting
                                            Officer and Sole Director

                                        Dated: December 9, 2009