Form 10-Q
period 2010-01-31
mBeach Software, Inc.
filed 2010-03-09
CIK 1465856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2010

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER: 333-159853

                              MBeach Software, Inc.
                              ---------------------
             (Exact name of registrant as specified in its charter)

                Florida                                      26-4742785
                -------                                      ----------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                                 William Gaffney
                    105 Hickory Oak Hollow, Cumming GA 30040
                                  678-358-6954
                    ----------------------------------------
              (Registrant's telephone number, including area code)

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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 12,000,000 shares of common stock are issued and outstanding as of March 5, 2010.

                                TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at January 31, 2010 (unaudited) and April 30, 2009 .   4

         Statements of Operations ..........................................   5

         Statements of Stockholders' Equity (Deficiency ....................   6

         Statements of Cash Flows...........................................   7

         Notes to Financial Statements (unaudited) .........................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations. ..........................................  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......  11

Item 4T. Controls and Procedures. ..........................................  12

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ................................................  14

Item 1A. Risk Factors. .....................................................  14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  14

Item 3.  Defaults Upon Senior Securities. ..................................  14

Item 4.  Submission of Matters to a Vote of Security Holders. ..............  14

Item 5.  Other Information. ................................................  14

Item 6.  Exhibits. .........................................................  14

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

                           OTHER PERTINENT INFORMATION

When used in this report, the terms, "we," the "Company," "our," and "us" refers to MBeach Software, Inc. a Florida corporation.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              mBeach Software, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                      ASSET
                                      -----
                                                            AS OF        AS OF
                                                         JANUARY 31,   APRIL 30,
                                                            2010         2009
                                                         (UNAUDITED)
                                                         -----------   ---------

CURRENT ASSETS
  Cash and cash equivalents ..........................    $  1,456     $  7,500
                                                          --------     --------
    Total current assets .............................       1,456        7,500
                                                          --------     --------

                                                          --------     --------
  TOTAL ASSETS .......................................    $  1,456     $  7,500
                                                          ========     ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities ...........    $  4,126     $      -
                                                          --------     --------
  Total Accounts Payable .............................       4,126            -

Other Current Liabilities
  Loan from Officer ..................................       4,500            -
                                                          --------     --------
Total Other Current Liabilites .......................       4,500            -
                                                          --------     --------

Total Liabilities ....................................       8,626            -
                                                          --------     --------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Capital Stock
    Authorized:
     250,000,000 common shares, $0.0001 par value,
     12,000,000 shares issued and outstanding at
     January 31, 2010 and April 30, 2009 .............       1,200        1,200
  Additional paid-in capital .........................       6,379        6,379
  Deficit accumulated during the development stage ...     (14,749)         (79)
                                                          --------     --------
  Total Stockholders' Equity (Deficiency) ............      (7,170)       7,500
                                                          --------     --------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........    $  1,456     $  7,500
                                                          ========     ========

   The accompanying notes are an integral part of these financial statements.

                                  mBeach Software, Inc.
                              (A Development Stage Company)
                                 Statements of Operations
                                                                               For the
                                                                             Period from
                                                                              Inception
                                            Three Months     Nine Months      April 24,
                                                Ended           Ended          2009 to
                                             January 31,     January 31,     January 31,
                                                2010            2010            2010
                                            ------------    ------------    ------------
REVENUES ................................   $          -    $          -    $          -
                                            ------------    ------------    ------------

EXPENSES
  Professional Fees .....................          4,126          11,978          11,978
  Other General & Administrative Expenses            881           2,692           2,771
                                            ------------    ------------    ------------

Loss Before Income Taxes ................         (5,007)        (14,670)        (14,749)
                                            ------------    ------------    ------------

Provision for Income Taxes ..............              -               -               -
                                            ------------    ------------    ------------

Net Loss ................................   $     (5,007)   $    (14,670)   $    (14,749)
                                            ============    ============    ============

PER SHARE DATA:

  Basic and diluted loss per common share   $          0    $          0
                                            ============    ============

  Basic and diluted weighted Average
   Common shares outstanding ............     12,000,000      12,000,000
                                            ============    ============

        The accompanying notes are an integral part of these financial statements.

                                            5

                                           mBeach Software, Inc.
                                       (A Development Stage Company)
                              Statements of Stockholders' Equity (Deficiency)
                                                                                    Deficit
                                                                                  Accumulated
                                                Common Stock         Additional   During the
                                           -----------------------     Paid-in    Development
                                             Shares       Amount       Capital       Stage        Total
                                           ----------   ----------   ----------   -----------   ----------
Inception - April 24, 2009 .............            -   $        -   $        -   $        -    $        -

  Common shares issued to Founder
   for cash  at $0.000625 per share ....   12,000,000        1,200        6,300            -         7,500
   (par value $0.0001) on 4/24/2009

      Contributed Capital ..............            -            -           79            -            79

  Loss for the period from inception on
   April 24, 2009 to April 30, 2009 ....            -            -            -          (79)          (79)
                                           ----------   ----------   ----------   ----------    ----------

Balance - April 30, 2009 (Audited) .....   12,000,000        1,200        6,379          (79)        7,500

Loss for the period ending July 31, 2009            -            -            -       (4,866)       (4,866)
                                           ----------   ----------   ----------   ----------    ----------

Balance - July 31, 2009 ................   12,000,000        1,200        6,379       (4,945)        2,634
                                           ==========   ==========   ==========   ==========    ==========

Loss for the period ending Oct 31, 2009             -            -            -       (4,797)       (4,797)
                                           ----------   ----------   ----------   ----------    ----------

Balance - Oct 31, 2009 .................   12,000,000        1,200        6,379       (9,742)       (2,163)
                                           ==========   ==========   ==========   ==========    ==========

Loss for the period ending Jan 31, 2010             -            -            -       (5,007)       (5,007)

Balance - Jan 31, 2010 .................   12,000,000        1,200        6,379      (14,749)       (7,170)
                                           ==========   ==========   ==========   ==========    ==========

                 The accompanying notes are an integral part of these financial statements.

                                                     6

                              mBeach Software, Inc.
                          (A Development Stage Company)
                                  Statements of
                                    Cash Flow

                                                                       For the
                                                                     Period from
                                                                      Inception
                                                     Nine Months      April 24,
                                                        Ended          2009 to
                                                     January 31,     January 31,
                                                        2010            2010
                                                    ------------    ------------

OPERATING ACTIVITIES

  Loss for the period ..........................      $(14,670)       $(14,749)
                                                      --------        --------

  Changes in Operating Assets and Liabilities:
    Increase (decrease) in accounts payable ....         4,126           4,126
  Net cash used in operating activities ........       (10,544)        (10,623)
                                                      --------        --------

INVESTING ACTIVITIES
                                                      --------        --------
  Net cash used in investing activities ........             -               -
                                                      --------        --------

FINANCING ACTIVITIES

  Contributed by Founder .......................             -              79
  Common stock issued for cash .................             -           7,500
  Loan from Officer ............................         4,500           4,500
                                                      --------        --------
  Net cash provided by financing activities ....         4,500          12,079
                                                      --------        --------


INCREASE IN CASH AND CASH EQUIVALENTS ..........        (6,044)          1,456

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         7,500               0
                                                      --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....      $  1,456        $  1,456
                                                      ========        ========

Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense ...........................      $      -        $      -
                                                      ========        ========
    Income taxes ...............................      $      -        $      -
                                                      ========        ========

   The accompanying notes are an integral part of these financial statements.

                              MBEACH SOFTWARE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               (JANUARY 31, 2010)

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

MBeach Software, Inc. ("MBeach") is a development stage company and was incorporated in Florida on April 24, 2009, to develop and market mobile software. mBeach intends to be a mobile transaction enablement software company. Our proprietary platform should allow firms to seamlessly extend the transactional capabilities of their existing Web sites to over 1,500 handheld device types. We intend to build around a proprietary data transmission technique known as SmartStream, which will allow our customers to deliver fully secured transactions wirelessly at speeds vastly exceeding those available to browser based mobile phone applications.

Through January 31, 2010 the Company was in the development stage and has not carried on any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $14,749. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2.  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. The Company has accumulated a deficit of $14,749 in the period from inception on April 24, 2009 through January 31, 2010. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is intending to fund its initial operations by way of issuing Founders' shares and entering into a private placement offering.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis
----------------

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification ("ASC") 915 "Development Stage Enties", which was previously Statement of Financial Accounting Standards ("SFAS") No. 7.

                              MBEACH SOFTWARE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               (JANUARY 31, 2010)

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended April 30, 2009 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the "SEC").

The results of operations for the nine-month period ending January 31, 2010 are not necessarily indicative of the results for the full fiscal year ending April 30, 2010.

Cash and Cash Equivalents
-------------------------

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less.

Earnings (Loss) per Share
-------------------------

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding for any periods reported.

Dividends
---------

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

Income Taxes
------------

The Company adopted FASB ASC 740, Income Taxes, at its inception. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or

                              MBEACH SOFTWARE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               (JANUARY 31, 2010)

settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of January 31, 2010.

Advertising
-----------

The Company will expense advertising as incurred. The advertising since inception has been $0.00.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Cost Recognition
----------------------------

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Recently Issued Accounting Pronouncements
-----------------------------------------

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 4.  SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to January 31, 2010 through March 5, 2010, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

NOTE 5.  LOANS TO RELATED PARTIES

From time to time, we borrow from our sole officer and director. At January 31, 2010, we borrowed $4,500.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

MBeach Software, Inc. ("MBeach") is a development stage company and was incorporated in Florida on April 24, 2009, to develop and market mobile software. It has no operations and in accordance with SFAS #7 is considered to be in the development stage.

Results of Operations
---------------------

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company's S-1 and amended S-1/A's. Results or interim periods may not be indicative of results for the full year.

During the first nine months of the fiscal year 2009 the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA). On June 9, 2009 the Company filed a Registration Form S-1 and also filed S-1/A Amendments with the SEC. The Registration Form S-1 and S-1/A Amendments were deemed effective as of November 10, 2009.

Results of Operations

The Company did not generate any revenue during the quarter ended January 31, 2010.

Total expenses the three (3) months ending January 31, 2010 were $5,007 resulting in an operating loss for the period of $5,007. Basic net loss per share amounting to $.0001 for the three (3) months ending January 31, 2010.

Professional Fees for the three (3) months ending January 31, 2010 were $4,126 and General and Administrative expenses consisted primarily of office expenses and bookkeeping for the three (3) months ending January 31, 2010 and were $881.

Accounts payable for the period ending January 31, 2010 were $4,126.

Liquidity and Capital Resources
-------------------------------

At January 31, 2010 we had working capital of $1,456 consisting of cash on hand of $1,456 as compared to working capital of $7,500 at April 30, 2009 and cash of $7,500.

Net cash used in operating activities for the nine months ended January 31, 2010 was $10,544 as compared to $79 for the period from inception on April 24, 2009 through April 31, 2009.

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

As of January 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of January 31, 2010.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by January 31, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by October 31, 2010.

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

                                        MBeach Software, Inc


                                        BY: /s/ William Gaffney
                                            -------------------
                                            William Gaffney
                                            President, Secretary, Treasurer,
                                            Principal Executive Officer,
                                            Principal Financial and Accounting
                                            Officer and Sole Director

                                        Dated: March 9, 2010