Form 10-K
period 2010-04-30
mBeach Software, Inc.
filed 2010-05-17
CIK 1465856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  April 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:     333-159853

MBEACH SOFTWARE, INC.

(Name registrant as specified in its charter)

Florida	26-3439890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 Hickory Oak Hollow, Cumming, GA	30040
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:     678.358.6954

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

State issuer’s revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was $25,000 as of April 30, 2010.

As of April 30, 2010, there were 13,250,000 shares of the issuer’s $0.0001 par value common stock issued and outstanding.

ii

iii

PART I

Item 1.	Business.

Corporate Background

General

mBeach Software, Inc. ("mBeach" or the "Company") is a development stage company and was incorporated in Florida on March 24, 2009, to develop and market mobile software. mBeach intends to be a mobile transaction enablement software company. Our proprietary platform should allow firms to seamlessly extend the transactional capabilities of their existing Web sites to over 1,500 handheld device types. We intend to built around a proprietary data transmission technique known as SmartStream, our customers should be able to deliver fully secured transactions wirelessly at speeds vastly exceeding those available to browser based mobile phone applications.

We have not generated any revenues to date and our activities have been limited to developing the Business Plan.

We have no plans to change our business activities or to combine with another business and are not aware of any events or circumstances that might cause us to change our plans. We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities to funds operations.

Our business and registered office is located at 105 Hickory Oak Hollow, Cumming GA 30040, our telephone number is (678) 358.6954 .

On April 24, 2009, a total of 12,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. On March 1, 2010, the Company sold 1,250,000 shares of common stock to 25 shareholders pursuant to a Registration Statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 9, 2009 (file no.333-159853), as amended by Registration Statement on Form S-1/A on July 24, 2009, September 18, 2009, October 21, 2009, November 4, 2009, and declared effective on November 10, 2009.

As of April 30, 2010, mBeach Software had raised $20,000 through the sale of its common stock. There is $7,179 of cash on hand in the corporate bank account. As of the date of this report, we have not generated any revenue from our business operations. The following financial information summarizes the more complete historical financial information found in the audited financial statements of the Company filed with this 10-K.

Business Overview

On March 24, 2009, Mr. William Gaffney, our President and sole director, incorporated the Company in the State of Florida and established a fiscal year end of April 30. The objective of this corporation is to become a mobile enterprise software transaction processing company aimed at improving the productivity of the processing of transaction on mobile devices.

The Company has not yet implemented its business model and to date has generated no revenues.

mBeach Software has not made any material change in its mode of conducting business and has no plans to change its business activities or to combine with another business and is not aware of any circumstances or events that might cause this plan to change. Since inception we have not been in receivership, bankruptcy or similar proceeding. We have not made any significant purchase or sale of assets or been involved in any merger, material reclassification, acquisition or consolidation.

Description of our Products and Services

mBeach Software, Inc. intends to build a world-class mobile software firm by developing enterprise software solutions to allow firms to seamlessly extend the transactional capabilities of their existing Web sites to over 1,500 handheld device types.   Accordingly, the company intends to primarily target three markets: Gaming & Entertainment; Financial Services; and large Enterprises where remote access to information is a necessity to their business (i.e. Insurance, Real Estate, and Field Services). A secondary market we have been successful in penetrating is video surveillance and the delivery of live streaming video content.

mBeach intends to aggressively pursue its strategy with software, services and Internet applications in the areas of marketing, selling, and managing field service relationships. In order to effectively execute its rapid growth strategy, mBeach intends to initially focus on the consumer retail and technology markets.  The Company has not developed any products or services yet.

Competition

The Company has identified a market opportunity for our products. Competitors may enter this sector with superior products, services, conditions and/or benefits. This would infringe on our customer base and would have an adverse affect upon our business and the results of our operations

The mobile software industry is a highly competitive market. We will compete with both large and small corporations. Most of these companies have greater financial and personnel resources than we do.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations of the software industry. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.

Employees and Employment Agreements

mBeach Software has no permanent staff other than its President and Director William Gaffney. Mr. Gaffney is employed elsewhere and has the flexibility to work on mBeach Software up to 20 to 25 hours per week. He is prepared to devote more time to our operations as may be required. He is not being paid at present.

There are no employment agreements in existence. The Company presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt plans in the future. Management does not plan to hire additional employees at this time. Our sole officer and director will be responsible for the initial servicing. Once the Company begins building its Internet website, it will hire an independent consultant to build the site. The Company also intends to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.

Facilities

The company does not own or lease property or lease office space. The office space used by the company was arranged by the founder of the company to use at no charge. Our principal offices are located 105 Hickory Oak Hollow, Cumming, GA 30040.

Item 1A.	Risk Factors.

AUDITOR’S GOING CONCERN

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT THE ABILITY OF MBEACH SOFTWARE, INC. TO CONTINUE ITS OPERATIONS AS A GOING CONCERN

In their audit report dated May 13, 2010; our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officer may be unwilling or unable to loan or advance any additional capital to mBeach Software, Inc. we believe that if we do not raise additional capital within 12 months of the effective date of this registration statement, we may be required to suspend or cease the implementation of our business plans. As such we may have to cease operations and you could lose your entire investment. See the “April 30, 2010 Audited Financial Statements - Auditors Report”. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether it can continue as a going concern it may be more difficult to attract investors.

RISKS RELATED TO OUR FINANCIAL CONDITION

SINCE MBEACH SOFTWARE, INC. ANTICIPATES OPERATING EXPENSES WILL INCREASE PRIOR TO EARNING REVENUE, IT MAY NEVER ACHIEVE PROFITABILITY

The Company anticipates an increase in its operating expenses, without realizing any revenues from the sale of its products. Within the next 12 months, the Company could have costs related to (i) the development of products, (ii) administrative expenses and (iii) the expenses of this offering.

There is no history upon which to base any assumption as to the likelihood that the Company will prove successful. We cannot provide investors with any assurance that our products will attract customers; generate any operating revenue or ever achieve profitable operations. If we are unable to address these risks, there is a high probability that our business can fail, which will result in the loss of your entire investment.

OUR BUSINESS WILL FAIL IF WE DO NOT OBTAIN ADEQUATE FINANCING, RESULTING IN THE COMPLETE LOSS OF YOUR INVESTMENT

If we are not successful in earning revenue once we have started our sale activities, we may require additional financing to sustain our business operations. Currently, we do not have any arrangements for financing and can provide no assurances to investors that we will be able to obtain any when required. Obtaining additional financing would be subject to a number of factors, including the Company’s sales results. These factors may have an effect on the timing, amount, terms or conditions of additional financing and make such additional financing unavailable to us. See “Description of Business.”

No assurance can be given that the Company will obtain access to capital markets in the future or that adequate financing to satisfy the cash requirements of implementing our business strategies will be available on acceptable terms. The inability of the Company to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of its operations and its financial conditions.

THE COMPANY DOES NOT ANTICIPATE PAYING DIVIDENDS IN THE FORESEEABLE FUTURE, SO THERE WILL BE FEWER WAYS IN WHICH YOU CAN MAKE A GAIN ON ANY INVESTMENT IN THIS COMPANY

We do not anticipate paying dividends on our common stock in the foreseeable future, but plan rather to retain earnings, if any, for the operation growth and expansion of our business.

AS WE MAY BE UNABLE TO CREATE OR SUSTAIN A MARKET FOR OUR SHARES, THEY MAY BE EXTREMELY ILLIQUID

If no market develops, the holders of our common stock may find it difficult or impossible to sell their shares. Further, even if a market develops, our common stock will be subject to fluctuations and volatility. Additionally, the stock may be listed or traded only to the extent that there is interest by broker-dealers in acting as a market maker in the Company’s stock. Despite the Company’s best efforts, it may not be able to convince any broker/dealers to act as market-makers and make quotations on the OTC Bulletin Board.

IN THE EVENT THAT THE COMPANY’S SHARES ARE TRADED, THEY MAY TRADE UNDER $5.00 PER SHARE AND THUS WILL BE A PENNY STOCK. TRADING IN PENNY STOCKS HAS MANY RESTRICTIONS AND THESE RESTRICTIONS COULD SEVERELY AFFECT THE PRICE AND LIQUIDITY OF THE COMPANY’S SHARES

In the event that our shares are traded, and our stock trades below $5.00 per share, our stock would be known as a “penny stock”, which is subject to various regulations involving disclosures to be given to you prior to the purchase of any penny stock. The U.S. Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, our common stock could be considered to be a “penny stock”. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker/dealer must make a special suitability determination for the purchase of these securities.

In addition, he must receive the purchaser’s written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the “penny stock” rules may restrict the ability of broker/dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to resell them. These disclosures require you to acknowledge that you understand the risks associated with buying penny stocks and that you can absorb the loss of your entire investment. Penny stocks are low priced securities that do not have a very high trading volume. Consequently, the price of the stock is often volatile and you may not be able to buy or sell the stock when you want to.

OUR LACK OF AN OPERATING HISTORY GIVES NO ASSURANCE THAT OUR FUTURE OPERATIONS WILL RESULT IN PROFITABLE REVENUES, WHICH COULD RESULT IN THE SUSPENSION OR TERMINATION OF OUR OPERATIONS

We were incorporated on April 24, 2009 and we have not realized any revenues to date. We have very little operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the completion of this offering and our ability to generate revenues through sales of our products.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

OUR OPERATING RESULTS MAY PROVE UNPREDICTABLE

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which we have no control over. Factors that may cause our operating results to fluctuate significantly include: our inability to generate enough working capital from future equity sales; the level of commercial acceptance by the public of our products; fluctuations in the demand for our product and capital expenditures relating to expansion of our business, operations and infrastructure and general economic conditions. If realized, any of these risks could have a materially adverse effect on our business, financial condition and operating results.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MUST LIMIT OUR MARKETING ACTIVITIES. AS A RESULT, OUR SALES MAY NOT BE ENOUGH TO OPERATE PROFITABLY. IF WE DO NOT MAKE A PROFIT, WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

Due to the fact we are small and do not have much capital, we must limit our marketing activities to potential customers having the likelihood of purchasing our products. We intend to generate revenue through the sale of our products. Because we will be limiting the scope of our marketing activities, we may not be able to generate enough sales to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

THE COMPANY’S SOLE OFFICER AND DIRECTOR MAY NOT BE IN A POSITION TO DEVOTE A MAJORITY OF HIS TIME TO THE COMPANY, WHICH MAY RESULT IN PERIODIC INTERRUPTIONS AND EVEN BUSINESS FAILURE.

Mr. Gaffney, our sole officer and director, has other business interests and currently devotes approximately 20 to 25 hours per week to our operations. Our operations may be sporadic and occur at times which are not convenient to Mr. Gaffney, which may result in periodic interruptions or suspensions of our business plan. If the demands of the Company’s business require the full business time of our sole officer and director, he is prepared to adjust his timetable to devote more time to the Company. However, he may not be able to devote sufficient time to the management of the business, which may result in periodic interruptions in implementing the Company’s plans in a timely manner. Such delays could have a significant negative effect on the success of the business.

KEY MANAGEMENT PERSONNEL MAY LEAVE THE COMPANY WHICH COULD ADVERSELY AFFECT THE ABILITY OF THE COMPANY TO CONTINUE OPERATIONS.

Because the Company is entirely dependent on the efforts of its sole officer and director, his departure or the loss of other key personnel in the future, could have a materially adverse effect on the business. The Company believes that all commercially reasonable efforts have been made to minimize the risks associated with the departure by key personnel from service. However, there is no guarantee that replacement personnel, if any, will help the Company to operate profitably. The Company does not maintain key person life insurance on its sole officer and director.

IF THE COMPANY IS DISSOLVED, IT IS UNLIKELY THAT THERE WILL BE SUFFICIENT ASSETS REMAINING TO DISTRIBUTE TO THE SHAREHOLDERS.

In the event of the dissolution of the Company, the proceeds realized from the liquidation of its assets, if any, will be used primarily to pay the claims of the Company’s creditors, if any, before there can be any distribution to the shareholders. In that case, the ability of purchasers of the offered shares to recover all or any portion of the purchase price for the offered shares will depend on the amount of funds realized and the claims to be satisfied there from.

RISKS RELATED TO THE COMPANY’S MARKET AND STRATEGY

WE ARE A NEW COMPANY WITH NO OPERATING HISTORY AND WE FACE A HIGH RISK OF BUSINESS FAILURE WHICH WOULD RESULT IN THE LOSS OF YOUR INVESTMENT.

We are a development stage Company with only a limited operating history upon which an evaluation of its prospects can be made. We have not developed any products or prototypes. We were incorporated on April 24, 2009 and to date have been involved primarily in the design of our business plan and we have no business operations. There is substantial risk that our expectations concerning development, operations, and performance will not be met. In addition, there is no internal or industry-based historical financial data upon which to estimate our planned operating expenses.

The Company expects that its results of operations may also fluctuate significantly in the future as a result of a variety of market factors including, among others, the entry of new competitors offering a similar product; the availability of motivated and qualified personnel; the initiation, renewal or expiration of our customer base; pricing changes by the Company or its competitors, specific economic conditions in the financial markets. Accordingly, our future sales and operating results are difficult to forecast.

As of the date of this annual report, we have earned no revenue. Failure to generate revenue will cause us to go out of business, which could result in the complete loss of your investment.

WE MAY BE UNABLE TO GAIN ANY SIGNIFICANT MARKET ACCEPTANCE FOR OUR PRODUCTS OR ESTABLISH A SIGNIFICANT MARKET PRESENCE.

The Company’s growth strategy is substantially dependent upon its ability to market its products successfully to prospective clients. However, its planned services may not achieve significant acceptance. Such acceptance, if achieved, may not be sustained for any significant period of time. Failure of the Company’s services to achieve or sustain market acceptance could have a materially adverse effect on our business, financial conditions and the results of our operations.

MANAGEMENT’S ABILITY TO IMPLEMENT THE BUSINESS STRATEGY

Although the Company intends to pursue a strategy of marketing its products throughout North America, our business success depends on a number of factors. These include: our ability to establish a significant customer base and maintain favorable relationships with customers and partners; obtain adequate business financing on favorable terms in order to buy all the necessary equipment and materials; development and maintenance of appropriate operating procedures, policies and systems; hire, train and retain skilled employees. The inability of the Company to manage any or all of these factors could impair its ability to implement its business strategy successfully, which could have a materially adverse effect on the results of its operations and its financial condition.

MBEACH SOFTWARE, INC. MAY BE UNABLE TO MANAGE ITS FUTURE GROWTH

The Company expects to experience continuous growth for the foreseeable future. Its growth may place a significant strain on management, financial, operating and technical resources. Failure to manage this growth effectively could have a materially adverse effect on the Company’s financial condition or the results of its operations.

RISKS RELATED TO INVESTING IN OUR BUSINESS

THE COMPANY MAY BE UNABLE TO MAKE NECESSARY ARRANGEMENTS AT ACCEPTABLE COSTS

Because we are a small business, with limited assets, we are not in a position to assume unanticipated costs and expenses. If we have to make changes in the Company structure or are faced with circumstances that are beyond our ability to afford, we may have to suspend operations or cease operations entirely which could result in a total loss of your investment.

BECAUSE WE HAVEN’T BUILT A PROTOTYPE, OUR PRODUCTS MAY NOT WORK PROPERLY AND/OR THE PRODUCTION COST CAN EXCEED EXPECTATIONS

We have not built a prototype of our software yet; therefore, we don’t know the exact cost of production. In the case of a higher than expected cost of production, we won’t be able to offer our products at a reasonable price. Furthermore, we may find problems in the development process and/or product functionality. If we are unable to develop our products, we will have to cease our operations, resulting in the complete loss of your investment.

GENERAL COMPETITION

The Company has identified a market opportunity for our products. Competitors may enter this sector with superior products, services, conditions and/or benefits. This would infringe on our customer base, have an adverse affect upon our business and the results of our operations

The mobile software industry is a highly competitive market. We will compete with both large and small corporations. Most of these companies have greater financial and personnel resources than we do.

IF WE CANNOT PRODUCE SYSTEM SOFTWARE THAT MEETS PRICE AND/OR PERFORMANCE CRITERIA, THE BUSINESS WILL FAIL.

The mobile field workforce software market is very competitive, especially in the web-based solutions. Customers require specific content, functional and technical requirements as well as competitive prices for the software. Each customer has different functional and technical requirements and the Company cannot guarantee that the software will meet each customer’s requirements. If the Company cannot develop software that meets the customer requirements and/or the software is not competitively priced, the business will fail.

IF, AFTER DEMONSTRATING PROOF-OF-CONCEPT, WE ARE UNABLE TO ESTABLISH RELATIONSHIPS WITH DEVELOPMENT PARTNERS AND/OR CUSTOMERS, THE BUSINESS WILL FAIL.

It will take a significant amount of time, money, and resources to develop a proof-of-concept software solution. In addition, since the Company has limited human and capital resources, it will be difficult to build relationships with customers and partners. If these efforts are unsuccessful or take longer than anticipated, the Company may run out of capital and the business will fail.

IF WE CANNOT EFFECTIVELY PROMOTE OUR PRODUCTS, WE WILL NOT ATTRACT CUSTOMERS.

If we cannot partner with a distribution business or software partner of mobile software products, we will not have the ability to attract customers. A failure to achieve partners would have a material and adverse effect on our business, operating results and financial condition.

WE DO NOT MAINTAIN PRODUCT LIABILITY COVERAGE. WE COULD BECOME LIABLE FOR UNINSURED PRODUCT LIABILITY CLAIMS WHICH WOULD ADVERSELY AFFECT OUR ABILITY TO CONTINUE AS A GOING CONCERN, HOWEVER, WE INTEND TO PROVIDE PRODUCTS LIABILITY INSURANCE PRIOR TO ANY SALE OF OUR SERVICE OFFERINGS.

The company does not maintain any product liability insurance at this time. Once the product is released, the Company will evaluate the need for product liability insurance. If no product liability insurance is obtained or unattainable, product claims against the company could have a material effect and potentially cause the business to fail.

SHOULD OUR SOLE OFFICER AND DIRECTOR LEAVE THE COMPANY, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS.

William Gaffney, our sole officer and director, has other outside business activities and is devoting only approximately 20-25 hours per week to our operations. Our operations may be sporadic and occur at times which are not convenient to William Gaffney, which may result in periodic interruptions or suspensions of our business plan. If the demands of the company’s business require the full time of our executive officer, he is prepared to adjust his timetable in order to devote more time to conducting our business operations. However, our executive officer may be unable to devote sufficient time to the management of the company’s business, which may result in periodic interruptions in the implementation of the company’s business plans and operations. Such delays could have a significant negative effect on the success of our business.

The company is entirely dependent on the efforts and abilities of its sole officer and director. The loss of our sole officer and director could have a materially adverse effect on the business and its prospects. The company believes that all commercially reasonable efforts have been made to minimize the risks associated with the departure from service of our current sole officer and director. However, replacement personnel may be unavailable to us. Moreover, even if available, replacement personnel may not enable the company to operate profitably.

All decisions regarding the management of the company’s affairs will be made exclusively by its sole officer and director. Purchasers of the offered shares may not participate in the management of the company and, therefore, are dependent upon the management abilities of the company’s sole officer and director. The only assurance that the shareholders of the company (including purchasers of the offered shares) have that the company’s sole officer and director will not abuse his discretion in making decisions, with respect to its affairs and other business decisions, is his fiduciary obligations and business integrity. Accordingly, no person should purchase offered shares unless that person is willing to entrust all aspects of management to the company’s sole officer and director, or his successors. Potential purchasers of the offered shares must carefully evaluate the personal experience and business performance of the company’s management.

The company’s management may retain independent contractors to provide services to the company. Those independent individuals and organizations have no fiduciary duty to the shareholders of the company and may not perform as expected. The company does not maintain key person life insurance on its sole officer and director.

FORWARD-LOOKING STATEMENTS

Information in this annual report contains forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” “anticipates,” “projects,” “expects,” “may,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. The following matters constitute cautionary statements identifying important factors with respect to those forward-looking statements, including certain risks and uncertainties that could cause actual results to vary materially from the future results anticipated by those forward-looking statements. A description of key factors that have a direct bearing on our results of operations is provided above under “Risk Factors” beginning on page 5 of this annual report.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

The company does not own any real estate or other properties. The company’s office is located at 105 Hickory Oak Hollow, Cumming, GA 30040, which is the sole officer’s residence. This office space is made available to us at no charge.

Item 3.	Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the period ended April 30, 2010, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is eligible to be quoted on the Over-The-Counter Bulletin Board under the ticker symbol MBHS. There has been minimal active trading in the Company’s securities, and there has been no bid or ask prices quoted.

Fiscal Year 2010
	High		Low
First Quarter		N/A		N/A
Second Quarter		N/A		N/A
Third Quarter		N/A		N/A
Fourth Quarter	$	N/A	$	N/A

As of April 30, 2010, there are 13,250,000 shares of Common Stock outstanding.

Since we may be considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, there are no non-affiliate outstanding shares of our common stock which can be sold pursuant to Rule 144. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. We have no agreements in place to register for sale of the shares of common stock held by our shareholders.

Dividend Policy

To date we have not paid dividends on our Common Stock and we do not expect to declare or pay any dividends on our Common Stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board of Directors.

Shareholders

As of April 30, 2010, there are 26 stockholders of record.

Transfer Agent

The transfer agent of our common stock is StockTrans, Inc., 44 West Lancaster Avenue, Ardmore, PA 19003, telephone number 610.649.7300.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We have issued no unregistered securities within the period covered by this report which have not been previously reported on Form 10-Q or Form 8-K.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended April 30, 2010.

Item 6.	Selected Financial Data.

A smaller reporting company, as defined in Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

mBeach Software, Inc. (mBeach) is a development stage company focused on mobile enterprise transaction processing software aimed at improving the productivity of processing transaction on mobile devices.  mBeach has been focused on the development of the business plan. The company has not developed any prototypes or products and has very limited business operations and no revenues.

On April 24, 2009, a total of 12,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. On March 1, 2010, the Company sold 1,250,000 shares of common stock to 25 shareholders pursuant to a Registration Statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 9, 2009 (file no.333-159853), as amended by Registration Statement on Form S-1/A on July 24, 2009, September 18, 2009, October 21, 2009, November 4, 2009, and declared effective on November 10, 2009.

On December 18, 2009, William Gaffney loaned the Company $4,500 for operating capital.  This is a non-interest bearing note.

As of April 30, 2010, mBeach Software had raised $20,000 through the sale of its common stock. There is $7,179 of cash on hand in the corporate bank account. As of the date of this report, we have not generated any revenue from our business operations.

Set forth below is a discussion of the financial condition and results of operations of mBeach Software, Inc. for the year ended April 30, 2010 and 2009. The following discussion should be read in conjunction with the information set forth in the financial statements and the related notes thereto appearing elsewhere in this report.

Results of Operations – Year Ended April 30, 2010 Compared to the Year Ended April 30, 2009

The Company has not yet implemented its business model and to date has generated no revenues.

REVENUE.

No revenue for 2010 or 2009.

GENERAL AND ADMINISTRATIVE EXPENSES

These costs increased by $17,242 from $79 for the year ended April 30, 2009 to $17,321 for the year ended April 30, 2010, an increase of 21,825%. The increase was a result of the 2009 and 2010 audit costs both being recognized in 2010 because we switched auditors, legal, and other corporate expenses.

NON-CASH STOCK-BASED COMPENSATION.

None.

LEGAL, ACCOUNTING, AUDITING AND OTHER PROFESSIONAL SERVICES FEES.

The company’s expenses during the year consisted of accounting, auditing, and SEC & filing fees.

OFFICE AND OTHER CORPORATE COSTS.

None.

DEPRECIATION AND AMORTIZATION.

None.

GOODWILL AND INTANGIBLE ASSETS.

None.

INTEREST INCOME.

None.

INTEREST EXPENSE.

None.

NET LOSS BEFORE INCOME TAXES

As a result of the factors described above, we reported a net loss before income taxes of $17,321 for the year ended April 30, 2010 compared to a net loss of $79 for the year ended April 30, 2009.

mBeach Software has not made any material change in its mode of conducting business and has no plans to change its business activities or to combine with another business and is not aware of any circumstances or events that might cause this plan to change. Since inception we have not been in receivership, bankruptcy or similar proceeding. We have not made any significant purchase or sale of assets or been involved in any merger, material reclassification, acquisition or consolidation.

Liquidity and Capital Resources

Our balance sheet as of April 30, 2010 reflects cash assets in the amount of $7,179, as compared to $7,500 in cash for the period from April 24, 2009 (inception) to April 30, 2009. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The Company had no revenues and incurred a net loss of $17,321 for the year ended April 30, 2010 as compared to net loss of $79 for the period from April 24, 2009 (inception) to April 30, 2009. During the period from April 24, 2009 (inception) to April 30, 2010, the Company's balance sheet reflected an accumulated deficit of $17,400.

The Company does not believe that it has sufficient capital to fund its expenses over the next twelve months. On December 18, 2009, William Gaffney loaned the Company $4,500 for operating capital.  The Company raised $12,500 in a public offering on March 1, 2010. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

As a result of these uncertainties, the report of our registered public accounting firm on our financial statements for fiscal year-end April 30, 2010 contained an explanatory paragraph regarding our ability to continue as a going concern.

The Company’s activities to date have been supported by equity financing and a loan from William Gaffney, the Company’s CEO and President. It has sustained losses in all previous reporting periods with an accumulated deficit of $17,400 as of April 30, 2010. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Recent Security Offerings

None.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended April 30, 2010 and 2009. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Critical Accounting Policies and Estimates

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of FASB ASC 915, Development Stage Entity. These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

Earnings (Loss) per Share

The Company adopted FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There were no diluted or potentially diluted shares outstanding for all periods presented.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of April 30, 2010 or 2009, respectively.

Advertising

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

The Company has filed no income tax returns since inception.

Allowance for Doubtful Accounts

We will maintain an allowance for doubtful accounts for estimated losses resulting from our customers not making their required payments after we start generating revenue.

Tangible and Intangible Asset Impairment

After we have any tangible or intangible assets on our balance sheet, we will review those long-lived assets and identifiable intangibles for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below) .

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) became the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. SFAS No. 168 was effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements other than current references to BAAP.

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 was effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, certain of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other factors, risks related to our history of net losses and accumulated deficits; integration of acquired businesses; future capital requirements; competition and technical advances; dependence on the market for digital advertising; and other risks. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact occur.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting Company.

Item 8	Financial Statements and Supplementary Data.

The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 9, 2010 (the “Dismissal Date”), the Company advised Moore & Associates Chartered (the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm. The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on March 9, 2010. Except as noted in the paragraph immediately below, the reports of the Former Auditor on the Company’s  financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of the Former Auditor on the Company’s  financial statements as of and for the years ended April 30, 2009, contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company had a net loss as of April 30, 2009.

During the registrant’s two most recent fiscal years and the subsequent interim periods thereto, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s  financial statements for such years.

During the registrant’s two most recent fiscal years and the subsequent interim periods thereto, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has requested that Moore furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The Registrant was unable to obtain an updated Exhibit 16 letter from Moore at the time of this report.

Item 9A.	Controls and Procedures.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-     Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

-     Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-     Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of April 30, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2009.

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

Management’s Remediation Initiatives

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by October 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by October 31, 2010

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9.B	Other Information.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND SECTION 16(A) COMPLIANCE

Directors and Executive Officers.

We are dependent on the efforts and abilities of our sole officer and director. The interruption of his services could have a material adverse effect on our operations and future development, if suitable replacements are not promptly obtained. We have not entered into an employment agreement with our sole officer and director. We cannot guaranty that he will remain with us. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, we cannot guaranty that we will be able to continue to do so. Our sole officer and director will hold office until his resignation or removal.

The following table sets forth information regarding our current executive officers and directors as well as other key members of our management. Our officers and directors will serve one-year terms or until our next annual meeting of shareholders, whichever is longer.

Name	Age	Position
William Gaffney	53	President and Director

William Gaffney has served as our President, Chief Executive Officer and one of our directors since April 24, 2009

Mr. Gaffney has over 20 years of entrepreneurial experience in business and innovative technology companies. William Gaffney joined uVuMobile in September 2007 with a primary focus on sales and business development. uVuMobile provides software to companies that allow them to conduct mobile transactions. He brings to the Company extensive entrepreneurial experience in starting up and working with innovative technology driven companies. Prior to joining uVuMobile, Mr. Gaffney was a business development consultant from October 2006 to September 2007 for Interop Technologies, LLC. From May 2004 to September 2006, Mr. Gaffney was the Director of Business Development for Matestar Electronics, a Chinese OEM manufacturer of audio and video consumer electronic products. From September 1999 to April 2004, Mr. Gaffney was the Founder of Downloadable Technologies, LLC, a leading innovator of digital audio products for the toy industry.

Mr. Gaffney is not an officer or director of any other reporting company.

Family Relationships

There are no family relationships among our director and executive officer.

Legal Proceedings

As of the date of this annual report, there are no material proceedings to which our director and sole officer is a party adverse to us.

Board of Directors and Corporate Governance

Our board of directors is responsible for establishing broad corporate policies and for overseeing our overall management. In addition to considering various matters which require board approval, the board provides advice and counsel to, and ultimately monitors the performance of, our senior management.

Committees of the Board

Audit Committee. Presently, the board of directors acts as the audit committee. Our board of directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The Audit Committee is currently charged with, among other things:

•	recommending to the board of directors the engagement or discharge of our independent public accountants, including pre-approving all audit and non-audit related services;

•

the appointment, compensation, retention and oversight of the work of the independent auditor engaged by us for the purpose of preparing or issuing an audit report or performing other audit review or attest services for us;

•	approving the scope of the financial audit;

•	consulting regarding the completeness of our financial statements;

•	reviewing changes in accounting principles;

•	reviewing the results of the auditing engagement with our independent auditors and with our officer;

Compliance Committee. The board has a Compliance Committee comprised of our sole director and officer and performs the functions of the Compliance Committee. The Compliance Committee is currently charged with, among other things, assisting the board in:

•	identifying individuals qualified to become board members and recommending that the board select a group of director nominees for each next annual meeting of our stockholders;

•	ensuring that the Audit, Compensation and Compliance Committees of the board have the benefit of qualified and experienced “independent” directors;

•

developing and recommending to the board a set of effective corporate governance policies and procedures applicable to us, and reviewing and reassessing the adequacy of such guidelines annually and recommending to the board any changes deemed appropriate;

•	developing policies on the size and composition of the board;

•	together with the Compensation Committee, developing criteria to assist the board’s assessment of the Chief Executive Officer’s leadership of the company; and

•	generally advising the board (as a whole) on corporate governance matters.

Nominating Committee. Our entire Board participates in consideration of director nominees. The Board will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer. The Board will also evaluate whether the candidates’ skills and experience are complementary to the existing Board’s skills and experience as well as the Board’s need for operational, management, financial, international, technological or other expertise. The Board will interview candidates that meet the criteria and then select nominees that Board believes best suit our needs.

The Board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary William Gaffney, 105 Hickory Oak Hollow, Cumming GA 30040. Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates

Selection of Nominees for the Board of Directors

The Compliance Committee is responsible for evaluating potential candidates to serve on our board of directors, and for selecting nominees to be presented for election to the board at our Annual Meeting of Stockholders. In evaluating potential director candidates, the Compliance Committee considers the skills and characteristics possessed by each candidate in the context of the perceived needs of the board at that point in time. Among the factors considered by the Compliance Committee in considering a potential nominee are the following:

•	the nominee’s independence;

•	the nominee’s relevant professional skills and depth of business experience;

•	the nominee’s character, judgment and personal and professional integrity;

•	the nominee’s ability to read and understand financial statements;

•	the nominee’s willingness to commit sufficient time to attend to his or her duties and responsibilities as a member of the board;

•	the nominee’s qualifications for membership on certain committees of the board;

•	any potential conflicts of interest involving the nominee; and

•	the makeup and diversity of our existing board.

In identifying potential candidates for the board, the committee relies on recommendations from a number of possible sources, including the current director. The Compliance Committee may also retain outside consultants or search firms to help in identifying potential candidates for membership on the board.

The Compliance Committee will consider any written suggestions of stockholders for director nominations. The recommendation must include the name and address of the candidate, a brief biographical description and a description of the person’s qualifications. The Committee has full discretion in considering all nominations to the board of directors. Stockholders who would like to nominate a candidate for director must comply with the requirements described in our by-laws.

Director Compensation

The Company does not pay any director fees.

Code of Ethics.

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. When available, our code of ethics will be posted on a corporate website.

ITEM 11.	EXECUTIVE COMPENSATION

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The compensation of the named executive officers for the last completed fiscal year ended April 30, 2010 is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

William Gaffney, President	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

(1)	Refer to “Related Party Transactions for information regarding amounts paid to the individuals who are our officers, although the payments made were for services as independent contractors to us.

Stock Options/SAR Grants.

The Company has not granted any stock options or stock appreciation rights since our date of incorporation on April 24, 2009.

We anticipate that we will adopt a stock option plan, pursuant to which shares of our common stock will be reserved for issuance to satisfy the exercise of options. The stock option plan will be designed to retain qualified and competent officers, employees, and directors. Our Board of Directors, or a committee thereof, shall administer the stock option plan and will be authorized, in its sole and absolute discretion, to grant options thereunder to all of our eligible employees, including officers, and to our directors, whether or not those directors are also our employees. Options will be granted pursuant to the provisions of the stock option plan on such terms, subject to such conditions and at such exercise prices as shall be determined by our Board of Directors. Our stock option plan and the stock option agreements will provide that options granted pursuant to the stock option plan shall not be exercisable after the expiration of ten years from the date of grant.

Long-Term Incentive Plans.

As of April 30, 2010, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-end.

As of the year ended April 30, 2010, each named executive officer had these unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested

William Gaffney, president	0	0	0	0	n/a	0	0	0	0

Equity Compensation Plans.

We do not have any securities authorized for issuance under any equity compensation plan. We also do not have an equity compensation plan and do not plan to implement such a plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	0	0	0

Total	0	0	0

Employment Contracts.

We do not anticipate that we will enter into any employment contracts with any of our officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our director and executive officer and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended April 30, 2010, Forms 5 and any amendments thereto furnished to us with respect to the year ended April 30, 2010, and the representations made by the reporting persons to us, we believe that during the year ended April 30, 2010, our executive officer and director and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 30, 2010, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	William Gaffney * 105 Hickory Oak Hollow, Cumming, GA 30040	12,000,000 shares Secretary, Treasurer, Director	91%

Common Stock	All officers and directors as a group	12,000,000	91%

Mr. Gaffney serves as the Company’s Chief Executive Officer, Chief Financial Officer, President and sole Director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. We are not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Conflicts Related to Other Business Activities. The person serving as our sole officer and director has existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. As a result, conflicts of interest between us and the other activities of that person may occur from time to time.

We will attempt to resolve any such conflicts of interest in our favor. Our sole officer and director are accountable to us and our shareholders as a fiduciary, which requires that such officers and directors exercise good faith and integrity in handling our affairs. A shareholder may be able to institute legal action on our behalf or on behalf of that shareholder and all other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to us.

Related Party Transactions.

On December 18, 2009, William Gaffney loaned the Company $4,500 for operating capital.  This is a non-interest bearing note.

Director Independence.

The sole member of our Board of Directors is not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during the fiscal years ended April 30, 2010 and April 30, 2009 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	April 30, 2010	April 30, 2009

(i) Audit Fees	$10,400	$-0-

(ii) Audit Related Fees	$-0-	$-0-

(iii) Tax Fees	$-0-	$-0-

(iv) All Other Fees	$-0-	$-0-

Total	$10,400	$-0-

Audit Fees. The aggregate fees billed in each of the years ended April 30, 2010 and 2009 for professional services rendered by the principal accountant for the audit of our annual financial statement and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $10,400 and $0, respectively. Please note that we incurred and paid $3,500 for the 2009 audit in 2010.

Audit-Related Fees. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for years ended April 30, 2010 and 2009.

Tax Fees. For the year ended April 30, 2010 and 2009, our principal accountants did not render any service for tax compliance, tax advice, and tax planning work.

All Other Fees. None

Pre-Approval Policies and Procedures. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

ITEM 15.	EXHIBITS

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1	Section 906 Certifications by Chief Executive Officer
32.2	Section 906 Certifications by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mBeach Software, Inc.

May 17, 2010	By:	/s/ William Gaffney
	Its:	William Gaffney Principal Executive Officer President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ William Gaffney	May 17, 2010
William Gaffney
Its:	Principal Executive Officer President and a Director

By:	/s/ William Gaffney	May 17, 2010
William Gaffney
Its:	Principal Financial Officer, Treasurer, Secretary and a Director

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of mBeach Software, Inc. required to be included in Items 8 and 15 are listed below:

mBeach Software, Inc.

Audited Financial Statements for the years ended April 30, 2010 and 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of mBeach Software, Inc.

We have audited the accompanying balance sheet of mBeach Software, Inc. (a development stage enterprise)(the “Company”) as of April 30, 2010 and 2009 and the related statements of operations, stockholders’ equity/(deficit), and cash flows for the year ended April 30, 2010 and for the period April 24, 2009 (inception) through April 30, 2009 and for the period April 24, 2009 (inception) though April 30, 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of mBeach Software, Inc. (a Florida corporation) as of April 30, 2010 and 2009 and the results of its operations and its cash flows for year ended April 30, 2010 and for the period April 24, 2009 (inception) through April 30, 2009 and for the period April 24, 2009 (inception) through April 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 6, the Company has been in the development stage since its inception (April 24, 2009) and continues to incur significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates CPA’s LLC

Lake & Associates CPA’s LLC

Boca Raton, Florida

May 13, 2010

1905 Wright Boulevard	20283 State Road 7, Suite 300
Schaumburg, IL 60193	Boca Raton, Florida 33498

Phone: 847.524.0800	Phone:866.982.9874
Fax: 847.524.1655	Fax: 561.982.7985

mBeach Software, Inc.

(A Development Stage Company)

Balance Sheets

ASSETS
	April 30, 2010	April 30, 2009

CURRENT ASSETS
Cash and cash equivalents	$7,179	$7,500
Total current assets	7,179	7,500

TOTAL ASSETS	$7,179	$7,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Loan from Officer (See notes to financial statements)	4,500	$—
Total liabilities	$4,500	$—

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock (Note 3) Authorized: 250,000,000 shares authorized; 13,250,000 and 12,000,000 shares issued and outstanding at April 30, 2010 and 2009, respectively	$1,325	$1,200
Additional paid-in capital	18,754	6,379
Deficit accumulated during the development stage	(17,400)	(79)
Total Stockholders' Equity (Deficiency)	2,679	7,500

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$7,179	$7,500

The accompanying notes are an integral part of these financial statements.

mBeach Software, Inc.

(A Development Stage Company)

Statement of Operations

	For the Year Ended April 30 2010	For the Period from Inception April 24, 2009 to April 30, 2009	For the Period from Inception April 24, 2009 to April 30, 2010

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	$17,321	$79	$17,400

Loss Before Income Taxes	$17,321	$(79)	$17,400

Provision for Income Taxes	—	—	—

Net Loss	$17,321	$(79)	$17,400

PER SHARE DATA:

Basic and diluted loss per common share	$—	$—

Weighted Average Common shares outstanding	12,208,904	12,000,000

The accompanying notes are an integral part of these financial statements.

mBeach Software, Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficiency)

From April 24, 2009 (Inception) to April 30, 2010

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - April 24, 2009	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.00625 per share (par value $0.0001) on April 24, 2009	12,000,000	1,200	6,300	—	7,500

Contributed Capital	—	—	79	—	79

Loss for the period from inception on April 24, 2009 to April 30, 2009	—	—	—	(79)	(79)

Balance- April 30, 2009	12,000,000	1,200	6,379	(79)	7,500

Private placement of 1,250,000 common shares ($0.0001 par value) on March 1, 2010 @ $0.01 per share	1,250,000	125	12,375	—	12,500

Net Loss for the year ended April 30, 2010	—	—	—	(17,321)	(17,321)

Ending balance - April 30, 2010	13,250,000	$1,325	$18,754	$(17,400)	$2,679

The accompanying notes are an integral part of these financial statements.

mBeach Software, Inc.

(A Development Stage Company)

Statement of Cash Flows

	For the Year Ended April 30, 2010	For the Period from Inception April 24, 2009 to April 30, 2009	For the Period from Inception April 24, 2009 to April 30, 2010

OPERATING ACTIVITIES

Loss for the period	$(17,321)	$(79)	$(17,400)

Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	—	—	—
Increase (decrease) in accounts payable	—	—	—
Increase (decrease) in accrued liabilities	—	—	—
Net cash provided by operating activities	(17,321)	(79)	(17,400)

INVESTING ACTIVITIES

Net cash used in investing activities	—	—	—

FINANCING ACTIVITIES

Contributed by founder	—	79	79
Common stock issued for cash	12,500	7,500	20,000
Loan from officer	4,500	—	4,500
Net cash provided by Financing Activities	17,000	7,579	24,579

INCREASE IN CASH AND CASH EQUIVALENTS	(321)	7,500	7,179

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,500	—	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,179	$7,500	$7,179

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

mBeach Software, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(April 30, 2010)

NOTE 1.	GENERAL ORGANIZATION AND BUSINESS

mBeach Software, Inc. (“mBeach Software, Inc.” or “mBeach”) is a development stage Company, incorporated in the State of Florida on, April 24, 2009, to provide enterprise software to help companies process transactions on mobile devices.  mBeach intends to revolutionize the efficiencies of the mobile platform for transaction processing by making the process simple, quick, and reliable.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of FASB ASC 915, Development Stage Entity. These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

Earnings (Loss) per Share

The Company adopted FASB ASC 260, Earnings per Share. Basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There were no diluted or potentially diluted shares outstanding for all periods presented.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of April 30, 2010 or 2009, respectively.

mBeach Software, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(April 30, 2010)

Advertising

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

Related Parties

Related parties, which can be a corporation, individual, investor or another entity are considered to be related if the party has the ability, directly or indirectly, to control the other party or exercise significant influence over the Company in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. The Company has these relationships.

Property

The Company does not own any real estate or other properties. The Company’s office is located 105 Hickory Oak Hollow, Cumming, GA 30040. Our contact number is 678.358.6954. The business office is located at the home of William Gaffney, the CEO of the Company, at no charge to the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

NOTE 3.	INCOME TAXES

The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Therefore, the net deferred tax asset and income tax expense have been fully offset by a valuation allowance at April 30, 2010 and 2009, leaving a balance of $0 for both periods.

The Company has filed no income tax returns since inception.

At April 30, 2010, the Company had estimated net loss carry forwards of approximately $17,400 which expires through its tax year ending 2030. Utilization of these net operating loss carryforwards may be limited in accordance with IRCD Section 3.82 in the event of certain shifts in ownership.

mBeach Software, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(April 30, 2010)

NOTE 4.	STOCKHOLDERS’ EQUITY

Common Stock

On April 24, 2009, the Company issued 12,000,000 of its $0.0001 par value common stock at $0.000625 per share for $7,500 cash to the founder of the Company. The issuance of the shares was made to the sole officer and director of the Company and an individual who is a sophisticated and accredited investor, therefore, the issuance was exempt from registration of the Securities Act of 1933 by reason of Section 4 (2) of that Act.

On March 1, 2010, the Company issued 1,250,000 common shares at $0.01 per share yielding net proceeds of $12,500.

There are 250,000,000 Common Shares at $0.0001 par value authorized with 12,000,000 shares and 13,250,000 shares issued and outstanding at April 30, 2009 and 2010, respectively.

NOTE 5.	RELATED PARTY TRANSACTIONS

An officer and director of the Company is involved in business activities outside of the Company and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On December 18, 2009, William Gaffney loaned the Company $4,500 for operating capital.  This is a non-interest bearing note.

NOTE 6.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period April 24, 2009 (date of inception) through April 30, 2010 the Company has had a net loss of $17,400. As of April 30, 2010, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

NOTE 7.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards and their effect on the Company.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

mBeach Software, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(April 30, 2010)

In April 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) became the source of authoritative US GAAP to be applied by nongovernmental entities, effective July 1, 2009. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. SFAS No. 168 was effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements other than current references to GAAP.

mBeach Software, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(April 30, 2010)

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 was effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 8.	CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On April 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor. Our cash balance at April 30, 2010 was below the FDIC insurance threshold.

NOTE 9.	SUBSEQUENT EVENTS

None.

The Company has evaluated subsequent events through May 17, 2010, the date which the financial statements were available to be issued, and no such events have occurred.