Form 10-Q
period 2010-06-30
mBeach Software, Inc.
filed 2010-08-13
CIK 1465856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-159853

mBEACH SOFTWARE, INC.
(Exact name of small business issuer as specified in its charter)

Florida	26-4742785
(State of incorporation)	(IRS Employer ID Number)

c/o David Lubin & Associates, PLLC
5 North Village Avenue, 2nd fl.
Rockville Centre, NY 11570
 (Address of principal executive offices)

516-887-8200
 (Issuer's telephone number)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 9 , 2010, 172,250,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements.

mBeach Software Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2010	December 31, 2009
		(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$56,860	$71
Prepaid Expenses	19,637	34,663
TOTAL CURRENT ASSETS	76,497	34,734

Intangible Assets
Patents	43,345	44,493

TOTAL ASSETS	$119,842	$79,227

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$49,547	$35,303
Customer Deposit	14,431	14,814
TOTAL CURRENT LIABILITES	63,978	50,117

Long Term Liabilities
Note Payable	72,000	-
TOTAL LONG TERM LIABILITES	72,000	-

TOTAL LIABILITIES	135,978	50,117

Stockholders' Equity

Common stock, $0.0001 par value, 3,250,000,000 shares authorized, 172,250,000 and 13,466 shares issued and
outstanding at June 30, 2010 and December 31 2009 respectively	17,225	3,761
Additional paid-in capital	264,294	277,758
Accumulated Other Comprehensive Income	(14,885)	(15,577)
Accumulated deficit	(282,770)	(236,832)
Total stockholders' equity (deficit)	(16,136)	29,110

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$119,842	$79,227

The accompanying notes are integral parts of these financial statements.

mBeach Software Inc.
Statement of Operations
(Unaudited)

					For the Period 10/25/2006
	For the Three Months Ended June 30		For the Six Months Ended June 30		(inception) to
	2010	2009	2010	2009	6/30/2010

Operating Expense:
Research and Development Expense	$-	$5,273	$-	$10,224	$220,877
General & Administrative Expense	45,879	47	45,938	1,681	61,893
Total Operating Expense:	45,879	5,320	45,938	11,905	282,770

Income (Loss) From Continuing Operations	(45,879)	(5,320)	(45,938)	(11,905)	(282,770)

Foreign Currency transaction gain / (loss)	(4,198)	841	(4,198)	(4,270)	8,705

Comprehensive Income	$(50,077)	$(4,480)	$(50,136)	$(16,175)	$(274,065)

Net Income (Loss) Per Common Share from Continuing Operations:
Basic & Diluted	(0.001)	(0.333)	$(0.002)	$(1.201)

Weighted average shares outstanding of common stock
Basic & Diluted	51,116,613	13,466	25,706,209	13,466

The accompanying notes are integral parts of these financial statements.

mBeach Software Inc
Statement of Shareholder Equity

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Issuance of Shares 2006-2007	3,309	$3,309	$125,066	$-	$-	128,375

Foreign Currency Exchange Gain (Loss)				(17,092)		(17,092)

Net Income (Loss)	-	-	-	-	(118,895)	(118,895)

Balance, December 31, 2007	3,309	3,309	125,066	(17,092)	(118,895)	(7,612)

Issuance of Shares	1,619	452	112,306		-	112,758

Foreign Currency Exchange Gain (Loss)				5,471		5,471

Net Income (Loss)	-	-	-		(97,127)	(97,127)

Balance, December 31, 2008	4,928	3,761	237,372	(11,621)	(216,022)	13,490

Receipts of Premium on Shares			40,386		-	40,386

Foreign Currency Exchange Gain (Loss)				(3,957)		(3,957)

Net Income (Loss)					(20,810)	(20,810)

Balance, December 31, 2009	4,928	3,761	277,758	(15,578)	(236,832)	29,109

13:1 Forward Stock Split	172,245,072	13,464	(13,464)			-

Foreign Currency Exchange Gain (Loss)				693		693

Net Income (Loss)					(45,938)	(45,938)

Balance, June 30, 2010	172,250,000	17,225	264,294	(14,885)	(282,770)	(16,136)

The accompanying notes are integral parts of these financial statements.

mBeach Software Inc
Consolidated Statements of Cash Flows
(Unaudited)

			For the Period 10/25/2006
	For the Period Ended June 30,		(inception) to
	2010	2009	6/30/2010

Net (loss)	(45,938)	(11,905)	(282,770)

Adjustments to reconcile net income (loss) to net
net cash used in operating activities
Changes in assets and liabilities
Accounts payable	15,155	(5,482)	25,862
Customer Deposits	-	-	14,813
Prepaid expenses and deposits	14,130	(16,352)	(20,531)
Net cash provided (used) in operating activities	(16,653)	(33,739)	(262,626)

Cash flows from investing activities
Investment in Patent	-	(2,621)	(19,898)
Net cash provided (used) in investing activities	-	(2,621)	(19,898)

Cash flows from financing activities
Proceeds from the sale of common stock	-	-	235,282
Increase in Additional Paid In Capital	-	38,300	38,300
Proceeds from Convertible Note Payable	72,000	-	72,000
Net cash provided (used) by financing activities	72,000	38,300	345,582

Foreign Currency Exchange Gain/Loss	1,442	(669)	(6,198)

Net increase (decrease) in cash	56,789	1,271	56,860

Cash at beginning of period	71	214	-

Cash at end of period	56,860	1,485	56,860

The accompanying notes are integral parts of these financial statements.

mBeach Software Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1 ORGANIZATION AND BUSINESS BACKGROUND

Skin Cancer Scanning Ltd. (SCS or the "Company") was incorporated on October 25, 2006 under the laws of the nation of Israel and is an R&D company engaged in the development of a hybrid medical device for the early detection and diagnosis of Skin Cancer Precursors, Nevi and Tumors. The Medical Device will be a physicians' decision supporting device. The output will enable the physician (GP or expert Dermatologist), with the correct use of the device, to improve his/her diagnosis of the skin aberrations being scanned. The Medical Device is based on state of art technology, using an innovative method of data accumulation and signal processing, derived through the use of passive Visual and Infra-Red spectral reflectance.

Two stages of clinical trials have been conducted with the first stage device, at the Rabin Medical Center in Petah-Tikva (Beilinson), in accordance with Helsinki regulations and with the Ministry of Health/Medical Device Department approval.  The results, acquired from 128 scanned nevi, are conclusive with a sensitivity rate of 92.4% in the Non Melanoma Skin Cancer and a specificity rate of 75% in the benign Nevi diagnosis.  These results will be improved in the second stage system.

SCS was recently selected by an independent board of scientists, along with 23 other companies, to represent Israel’s state of the art in various Hi-Tech from among a group of over 500 projects.  SCS will participate  with the projects being promoted in Israel's President’s “Facing Tomorrow” exhibition during the 60th anniversary celebration.

Patent applications have been submitted with the assistance of am industry leading patent law firm. The I.P. of the Medical Device is US Patent pending 11/464,838 and PCT/IL2006/000954 at the national registration stage.  The patent has passed all US Patent examiners' queries and is pending publication.  The patent is also being translated for submission in 47 countries around the world within the PCT framework.

SCS has passed European standards procedure and is recognized as operating in accordance with ISO 9000 management quality standard and ISO 13485 Medical Device company standard.

SCS is not obligated, except to its shareholders, contractually or financially, to any third party, except for ongoing activities within the framework of the work plan and the cash flow limitations.  SCS is obligated to its' investors, according to each investors agreement.  All of our investors are angels and there is no involvement by any governmental institution or venture capital firm.

The Company is considered a development stage company as defined in the Accounting Standards Codification ("ASC") 915 and has not yet generated any revenue  or positive cash flow from its planned principal operation. The primary activities have been focused on raising capital and to research and development activities.  There is no assurance, however, that the Company will achieve its objectives or goals.

Note 2 GOING CONCERN

The Company incurred net losses of $50,077 and $4,480 for the three months ended June 30, 2010 and 2009, respectively, $50,136 and $16,175 for the six months ended June 30, 2010 and 2009 respectively and $274,065 for the period October 25, 2006 (inception) through June 30, 2010. In addition, the Company has working capital of $12,519 as of June 30, 2010. These factors raise doubt about the Company's ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and are presented in U.S. dollars.

Subsequent Events

The Company evaluated subsequent events through the date of the audit report issued by our independent registered public accounting firm.  We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the date of the audit report that would have a material impact on our financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less.

Concentration of Credit Risk and Other Risks and Uncertainties

Cash and cash equivalents consists of financial instruments that potentially subject the Company to concentration of credit risk to the extent of the amount recorded on the balance sheet. The Company is exposed to credit risk in the event of default by the banks holding the cash or cash equivalents to the extent of the amount recorded on the balance sheets. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Product developed by the Company may require approvals or clearances from the U.S. Food and Drug Administration or other international regulatory agencies prior to commercialized sales. There can be no assurance that the Company’s product candidates will receive any of the required approvals or clearances. If the Company was denied approval or clearance of such approval was delayed, it may have a material adverse impact on the Company.

Note 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses, approximates their fair value due to the relatively short-term nature of these instruments.

Intangible Assets and Other Long-Lived Assets

Patent application costs are being amortized on a straight-line basis over 15 years, which approximates their respective economic lives. The Company believes the straight-line method of amortization for patent application costs allocates the cost to earnings in proportion to the amount of economic benefit.

The Company continually reviews events and changes in circumstances related to its financial performance and economic environment for factors that would provide evidence of potential impairment or that may warrant a revision to the remaining periods of amortization of its intangible assets. If impairment indicators are identified, the Company would test for impairment using undiscounted cash flows as the basis for measuring the fair value of its intangible assets. During the year ended December 31, 2009, the Company determined that no events or changes in circumstances indicated potential impairment of Long-life Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Revenue Recognition

Revenues are recognized when finished products are shipped to unaffiliated customers, both title and the risks and rewards of ownership are transferred or services have been rendered and accepted, the selling price is fixed or determinable, and collectability is reasonably assured.

Advertising Costs

Advertising costs will be expensed as incurred and included as part of selling and marketing expenses. Advertising costs were immaterial for the period March 25, 2007 (inception) through June 30, 2010.

Research and Development Costs

Research and development expenses consist of costs incurred to further the Group’s research and development activities and include salaries and related employee benefits, costs associated with clinical trial and preclinical development, regulatory activities, research-related overhead expenses, costs associated with the manufacture of clinical trial material, costs for consultants and related contract research. Research and development costs are expensed as incurred.  Research and development expenses was $220,877 for the period March 25, 2007 (inception) through June 30, 2010.

Related parties

For the purposes of these financial statements, parties are considered to be related if one party has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

The Company accounts for income tax in accordance with FASB ASC 740-10-25, which requires the asset and liability approach for financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company has accumulated deficiency in its operation. Because there is no certainty that we will realize taxable income in the future, we did no record any deferred tax benefit as a result of these losses.

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB guidance, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. On June 23, 2010, the Company issued three separate classes of warrants, each class exercisable for 10,285,994, 10,770,694 and 11,278,193, respectively, shares of common stock of the Company for an aggregate exercise price of $150,000, 150,000 and $500,000, respectively. The warrants are exercisable for 3 years.

Comprehensive Income

FASB guidance establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources.

Fair Value of Measurements

Accounting principles generally accepted in the United States define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1:
Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:
Input other than quoted market prices that are observable, either directly or indirectly, and reasonably available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company.

Level 3:
Unobservable inputs which reflect the assumptions that the Company develops based on available information about what market participants would use in valuing the asset or liability.

An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Availability of observable inputs can vary and is affected by a variety of factors. The Company uses judgment in determining fair value of assets and liabilities and Level 3 assets and liabilities involve greater judgment than Level 1 and Level 2 assets or liabilities.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. The ASU is effective beginning January 1, 2011. We are currently evaluating the impact of this standard on our financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. We are currently evaluating the impact of this standard on our financial position and results of operations.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value. This ASU is effective October 1, 2009. The adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

In June 2009, the Financial Accounting Standards Board ("FASB") amended its guidance on accounting for variable interest entities ("VIE"). Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. This new guidance will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. Earlier application is prohibited. The adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

In May 2009, the FASB issued new accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. The new guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new accounting guidance was effective for our Company beginning with our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009, and is being applied prospectively. This change in accounting policy had no impact on our financial statements.

Foreign Currency

Functional and reporting currency

The financial statements are presented using a reporting currency of U.S. dollars. Items included in the financial statements are measured using the currency of the primary economic environment in which the company operates (“the functional currency”) and then converted into U.S. Dollars at the conversion rate in effect as of the date of the balance sheet. The functional currency of the Company is the New Israeli Shekel for all years presented.

Note 4 CAPITAL STOCK

The Articles of Incorporation authorized the Company to issue 200,000 shares common stock with a par value of $1.00.  Upon formation of the Company, 3,309 shares of common stock were issued for $128,375.  During 2007, 1,619 additional shares of the Company’s common stock were issued for $112,758.  In June the Articles of Incorporation were amended to implement a 13 to 1 forward stock split on its shares of common stock. The Company simultaneously increased the authorized capital from 250,000,000 to 3,250,000,000 shares of common stock.  As a result the issued and outstanding shares increased from 13,250,000 from 172,250,000 shares of common stock.

Note 5 INCOME TAXES

The Company is subject to the tax provisions of the State of Israel.  According to the law, up to the end of 2007 income for tax purposes in Israel was measured after being adjusted for the changes in the consumer price index.

In February 2008 the Knesset passed the Amendment to the Income Tax Law (Adjustments for Inflation) – 1985, which limits the implementation of the Adjustments Law from 2008 and thereafter. As from 2008 the results for tax purposes are measured in nominal values, excluding certain adjustments for changes in the consumer price index for the period of up to December 31, 2007. The adjustments which relate to capital gains, such as for realization of real estate (Land Betterment) and securities continue to apply up to the realization date. The amendment to the law includes, inter alia, the cancellation of the addition and deduction adjustment due to inflation as from 2008.

The applicable tax rate in Israel are as follows:

•	2007 – 29%

•	2008 – 27%

•	2009 – 26%

•	2010 – 25%

Tax at a reduced rate of 25% applies to capital gains accrued as from January 1, 2003, and this instead of the regular tax rate. In July 2009 the Knesset passed the Economic Efficiency Law (Legislative Amendments to implement the Economic Plan for the 2009 and 2010) – 2009, which stipulates, inter alia, an additional gradual reduction in the rate of corporate taxes and real capital gains tax rate in Israel.  Starting in 2011 the tax rates are as follows:

•	2011 – 24%

•	2012 – 23%

•	2013 – 22%

•	2014 – 21%

•	2015 – 20%

•	2016 and beyond – 18%.

These changes have no significant effect on the Company’s financial statements.  The Company has not yet been issued financial tax assessments since its establishment.

Note 6 COMMITMENTS AND CONTINGENCIES

The Company raised amounts from various investors against the allotment of capital, and this for its current operations.

The agreements with investors were prepared at different times and accordingly at the value of the Company at the time of every allotment.

In these agreements the Company gave to the investors, and also to the Company’s service provider options for purchasing additional shares of the Company for fixed periods, the last one of which ends in March 2013, according to the value of the Company in a range of $875,000 to $3,000,000 and/or according to the value of the Company as will exist at the time exercising the option.

Correct as of the date of signing the balance sheet, no investor has exercised any options that it holds.

Some of the shareholders in the Company have an agreement regarding receiving commission on the Company's sales. The amount of the commission is 12% on meeting certain conditions. Presently, with the process of exchanging the Company’s shares with the American company, those shareholders are likely to waive realizing this clause, and to implement it again immediately after completing this process. Correct as of signing the balance sheet, no agreement of exchange of shares has been signed.

Note 7 COMMITTMENTS

The Company has entered into a development agreement with D.P. Electronic Systems Engineering, Ltd., the Contractor, who will provide the necessary resources to develop the medical device according to the specifications as determined by the Company.  All work or materials developed or provided by the Contractor under the terms of the agreement shall be owned exclusively by the Company.

The Company entered into an agreement with RKDLX, Ltd, the Contractor, who will provide the required materials and perform the work to assemble 3 medical device prototypes according to the statement of work and production diagrams.

Note 8 CONVERTIBLE NOTE PAYABLE AND WARRANTS

On June 23, 2010 mBeach executed a 5% Convertible Note and issued Class A, Class B and Class C Warrants to H&H Group Associates LLC, a New York limited liability company, in consideration for $72,000. The Convertible Note matures in three years and after five months from the date of issuance will be convertible to 10,696,291 shares of common stock of mBeach. H&H Group has the option to convert all or any portion of the Note prior to maturity. If mBeach desires to prepay the Note prior to the 5 month anniversary (when it is convertible), mBeach must pay a prepayment penalty equal to twice the amount being prepaid. For example, if mBeach desires to prepay $30,000 of the principal outstanding, then mBeach must pay $60,000. The Note shall be automatically due and payable if mBeach fails to pay the Note when it is due, fails to deliver the shares to be issued upon conversion of the Note, any bankruptcy event of mBeach or any breach of a covenant or representation of mBeach.

In connection with the issuance of the Note, mBeach issued H&H Group three separate classes of warrants, each class exercisable for 10,285,994, 10,770,694 and 11,278,193, respectively, shares of common stock of mBeach for an aggregate exercise price of $150,000, 150,000 and $500,000, respectively. The warrants are exercisable for 3 years.

Note 9 SUBSEQUENT EVENTS

On July 13, 2010, mBeach Software, Inc., a Florida corporation (the “Registrant”), consummated the closing of the transactions contemplated under the Stock Exchange Agreement dated June 15, 2010 (the “Exchange Agreement”) with Skin Cancer Scanning Ltd., an Israeli corporation (“SCS”) and all  of its shareholders.   At the closing the Sellers transferred to Skin Cancer Scanning, Inc., a wholly-owned subsidiary of mBeach incorporated in Nevada, all of their shares of SCS so that mBeach currently owns all of the issued and outstanding shares of SCS.

Simultaneous with the closing of the transactions contemplated by the Exchange Agreement, the Sellers consummated the transactions contemplated by the Stock Purchase Agreement dated June 15, 2010 with William Gaffney, the principal shareholder of mBeach. Pursuant to such agreement, William Gaffney transferred all his 156,000,000 shares of common stock of mBeach to the Sellers. These shares represent 91% of the issued and outstanding stock of mBeach.

In connection with the closing, seven of the Sellers cancelled their options to purchase the ordinary shares of SCS and received options to purchase an aggregate of 36,140,442 shares of common stock of mBeach. The per share exercise price of 35,345,362 of said options, is 25% less than volume weighted average closing price of a share of our common stock for the five trading days prior to the exercise thereof.   The per share exercise price of 795,080 of the options is the volume weighted average closing price of a share of our common stock for the five trading days following the closure of this merger. All the options expire March 31, 2012.

Certain of the Sellers maintained their respective right to obtain 12% of any consideration paid to SCS if there is a change in control or sale of all or substantially all of the assets of SCS. Each of the Sellers also executed a Lock-Up agreement whereby they agree not to sell any of their shares in mBeach for 15 months until October 15, 2011.

As a result of the consummation of the transaction with SCS, the fiscal year end of the Registrant is the fiscal year end of SCS, which is December 31ST.

Item 2.    Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to “mBeach,” the “Company,” “we,” “our” or “us” refer to mBeach Software, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

The forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Corporate Background

Overview

The Company is a development stage company incorporated in Florida on March 24, 2009. The initial objective was to become a mobile enterprise software transaction processing company aimed at improving the productivity of the processing of transaction on mobile devices. We did not generate any revenues with respect to this proposed business.

Our business and registered office is located at the offices of our legal counsel, c/o David Lubin & Associates, PLLC, 5 North Village Avenue, 2nd floor, Rockville Centre, NY 11570, telephone number is (516) 887-8200 begin_of_the_skype_highlighting.

All numbers regarding the shares of mBeach provided herein take into account the 1:13 forward stock split which was effectuated on June 4, 2010.

On June 15, 2010 we entered into the Exchange Agreement and on July 15, 2010 consummated the transactions contemplated by said Agreement. At the closing, the Sellers transferred to a wholly-owned subsidiary of mBeach, Skin Cancer Scanning, Inc., a Nevada corporation, all of their shares of SCS. As a result of such transfer, mBeach currently owns all of the issued and outstanding shares of SCS.

Skin Cancer Scanning Ltd.

Overview

SCS is a research and development company based in Israel which is focused on the design, development and commercialization of a non-invasive, point-of-care system to assist in the early detection and diagnosis of skin cancer. The Company hopes that this diagnostic tool will deliver significant clinical impact through improved patient outcomes, and will reduce healthcare costs by eliminating the need for certain biopsies.

In December 2007, SCS conducted two stages of clinical trials in accordance with the Declaration of Helsinki criteria; this criteria is an international criteria relating to all forms and types of medical experimentations on humans. In order to conduct clinical trials on people the actual trials have to be approved by the Ministry of Health and in the case of a medical device, the device itself has to be approved by the Ministry of Health. During the medical trials at the Rabin Medical Center in Petah-Tikva, Israel, 118 people who were scheduled to have their biopsies surgically removed first had their lesions reviewed and scanned under our device.  The results of scanning 128 lesions by the device were then compared to the actual results of the biopsied lesions. With true statistic viability (the number of case studies), the devices diagnosed correctly 92.4% of the scanned lesions that were actually found to be cancerous under the microscope.

Prior to proceeding with the device, we need to first obtaining CE and Food and Drug Administration certifications. We hope to start this process in the third quarter of 2010 by engaging the services of leading companies in the field of regulatory certification and reimbursement programs. Following these activities we plan to start a broad market survey to locate and contact potential future marketing or licensee partners.

We will leave the manufacture of the end product to companies with greater experience and economies of scale. We plan on contracting with FDA GMP compliant and certified original equipment manufacturer of medical devices to provide the assembled SkinScan 650 device incorporating the hand-held devices along with the software and operator controls.

Our sales and marketing strategy is to make optimal use of partners for sales, marketing, and distribution functions to enable the company to quickly and effectively reach major target markets. This strategy will also enable the company to focus our internal resources in further research and development.

We will work to build a sufficient body of medical evidence to support favorable coding and reimbursement coverage by third-party health-care payers.

Many methods for spectral analysis and imaging of skin anomalies are in use or in development. These methods include optical spectral and thermal imaging, visible and infrared, electromagnetic microwave, acoustic, magnetic, ultraviolet and X-rays.

Several new technologies are at relatively early stages of development. These include developments by companies such as MELA Sciences Inc., and Balter Medical. Most of these methods rely primarily on an enlarged digital or optical image that basically only improves the physician’s subjective assessment. Some of the new methods use various combinations of processing spectral reflectance supported by a database of images of different types of skin cancers.

However, these current methods give a standardized diagnosis, but at the risk of not diagnosing specific differences between each unique patient. These limitations can result in a higher incidence of false diagnosis compared to the results obtained using our proprietary technology.

Patents and Trademarks

On August 2006 SCS filed for U.S. patent application number 11/464,838 “combined visual-optic and passive infra-red technologies and the corresponding systems for detection and identification of skin cancer precursors, nevi and tumors for early diagnosis”

On August 2006 we filed in Israel a Patent Cooperation Treaty application number PCT/IL2006/000954.

Employees

SCS currently employs four people and employs ad hoc various specialists in the relevant field of development needed.

Regulatory Requirements

In order to be able to use any type of medical device, whether for research, clinical trials or as a product, there are specific regulations and conditions to be adhered to prior to its use.

We hope to commence the process of obtaining CE and FDA qualifications by engaging firms that are expert in the regulatory requirements and specific protocols that are required by these institutions, in order to receive the needed approvals to qualify as a recognized and approved medical device by the appropriate authorities. These companies working together will supply SCS with all the information needed to operate according to defined procedures and codes of conduct, specifically in the medical device field.

Plan of Operations

We do not expect to generate any revenues over the next 12 months. Through our subsidiary, Skin Cancer Scanning, Inc., a Nevada corporation which owns all the intellectual property related to our technology, we hope to obtain certification for our product. At the same time we intend to create awareness of our product in the marketplace.

As of July 10,2010, we had approximately $585  in cash. Such funds will not be sufficient to effectuate our business. We will need to seek additional capital for the purpose of further testing our product and obtaining certifications necessary in order to sell our product. We expect to incur a minimum of $800,000 in expenses in order to effectuate our business for the next 12 months. We estimate that this will be comprised of $400,000 towards the development of our product, $150,000 towards the procurement of the CE and FDA certifications; $70,000 towards clinical trials, $50,000 for professional fees associated with being a public company and the balance for general working capital.  Accordingly, we will have to raise the funds to pay for these expenses.

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 8-K filed on June 17, 2010 and Form 10-K filed on May 17, 2010. Results for interim periods may not be indicative of results for the full year.

Results of Operations For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

The Company did not generate revenues in the three (3) months ended June 30, 2010 or in the three ended June 30, 2009.

Total operating expenses

During the three (3) months ended June 30, 2010 and 2009, total operating expenses were $45,879 and $5,320, respectively. This in 2010 consisted of Bookkeeping and Auditing($35,000), Legal and Administrative ($18,000) and translations($2,879).  In 2009 the expenses consisted of legal and Patent preservation ($5,320).The reason for this increase was due to the merger between mBeach and SCS.

Net loss

During the three (3) months ended June 30, 2010 the net loss amounted to $45,879 as opposed to the net loss of $5,320  recorded for the three months ending June 30, 2009.

Liquidity and Capital Resources

The Company had cash in the amount of $ 56,860 as of June 30, 2010. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

The Company had no revenues and incurred a net loss of $45,879 for the three months ended June 30, 2010 and a net loss of $5,320 for the period ended June 30, 2009.  The Company had a net loss of $282,770 from inception (October 25, 2006) to June 30, 2010. In addition, the Company has a working capital deficiency and stockholders' deficiency of $16,136 at June 30, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained herein have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4(T). Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and  15d-15(e) under the 1934 Act).  Based on this evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. Furthermore, our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule  240.15d-15  that occurred during the Company’s last fiscal quarter that has  materially  affected,  or is reasonable  likely to materially  affect,  the Company internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.      Legal Proceedings.

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

Item 1A.   Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

See the Current Report on Form 8-K filed by the Company on June 23, 2010 regarding the convertible note and warrants issued to H&H Group Associates LLC.

Purchases of equity securities by the issuer and affiliated purchasers

Not applicable.

Item 3.      Defaults Upon Senior Securities.

Not applicable

Item 4.      Removed and Reserved.

Item 5.      Other Information.

Alexander Blaunstein and Bunim Brimmer became directors of the Company effective as of August 1, 2010, as previously disclosed.

Item 6.      Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certification of the Principal Executive Officer and Principal Financial Officer (attached hereto)

32.1	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer (attached hereto)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

mBEACH SOFTWARE, INC.

Dated: August 13, 2010	By:	/s/ Yossi Biderman
Name: Yossi Biderman
Title: President and Director (Principal Executive and Financial Officer)