Form 10-Q
period 2010-09-30
mBeach Software, Inc.
filed 2011-01-19
CIK 1465856

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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

As of January 17, 2011, 172,250,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

TABLE OF CONTENTS

Page
PART I
Item 1. Financial Statements	1 - 13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 - 18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4(T). Controls and Procedures	19
PART II	20
Item 1. Legal Proceedings	20
Item IA. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Removed and Reserved	20
Item 5. Other Information	20
Item 6. Exhibits	20

PART 1
FINANCIAL INFORMATION

Item 1.                      Financial Statements.

mBeach Software, Inc.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(Unaudited)

	September 30, 2010	December 31, 2009
		(Audited)
Assets

Current Assets
Cash and cash equivalents	$-	$71
Prepaid Expenses	35,238	34,663
Total current assets	35,238	34,734

Patents	45,904	44,493
Total assets	$81,142	$79,227

Current Liabilities
Checks in excess of cash	$380	$35,303
Accounts payable	9,728
Customer Deposit	15,283	14,814
Accrued expenses	42,640	-
Related party loan	6,475	-
Total current liabilities	74,506	50,117

Note Payable	72,000	-
Total Liabilities	146,506	50,117

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.0001 par value, 3,250,000,000 shares authorized, 172,250,000 and shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	17,225	17,225
Additional paid-in capital	283,122	264,294
Accumulated other comprehensive income	(10,861)	(15,577)
Deficit accumulated during development stage	(354,850)	(236,832)
Total stockholders’ equity (deficit)	(65,364)	29,110

Total Liabilities And Stockholders’ Equity	$81,142	$79,227

The accompanying notes are integral parts of these financial statements

mBeach Software, Inc.
(A Development Stage Enterprise)
Statement of Operations
For the Nine Month Periods Ending
September 30, 2010 and 2009,
and for the Period from
October 25, 2006 (Inception) to September 30, 2010
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period 10/25/2006 (inception) to
	2010	2009	2010	2009	9/30/2010

Revenues	$-	$-	$-	$-	$-
	-	-	-	-	-

Operating Expense:
Research and Development Expense	-	520	-	11,510	220,877
General & Administrative Expense	72,080	94	118,018	1,901	133,973
Total Operating Expense:	72,080	614	118,018	13,411	354,850

Loss From Operations	(72,080)	(614)	(118,018)	(13,411)	(354,850)

Foreign currency transaction gain (loss)	8,914	(420)	4,716	(2,443)	17,631

Comprehensive Loss	$(63,166)	$(1,034)	$(113,302)	$(15,854)	$(337,219)

Loss Per Common Share
Basic & Diluted	(0.00)	(0.00)	(0.000)	(0.000)

Weighted average shares outstanding of common stock
Basic & Diluted	172,250,000	172,250,000	172,250,000	172,250,000

The accompanying notes are integral parts of these financial statements

mBeach Software, Inc.
(A Development Stage Enterprise)
Statement of Shareholder Equity
for the Period from
October 25, 2006 (Inception) to September 30, 2010
(Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During	Total
	Common Stock		Paid-In	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Income	Stage	Deficit

Issuance of Shares 2006-2007	172,248,381	$16,773	$111,602	$-	$-	$128,375

Foreign Currency
Exchange Gain (Loss)				(17,092)		(17,092)

Net Loss	-	-	-	-	(118,895)	(118,895)

Balance, December 31, 2007	172,248,381	16,773	111,602	(17,092)	(118,895)	(7,612)

Issuance of Shares	1,619	452	112,306		-	(7,612)

Foreign Currency Exchange Gain (Loss)				5,471		5,471

Net Loss	-	-	-		(97,127)	(97,127)

Balance, December 31, 2008	172,250,000	17,225	223,908	(11,621)	(216,022)	13,490

Receipts of Premium on Shares			40,386			40,386

Foreign Currency Exchange Gain (Loss)				(3,957)		(3,957)

Net Loss					(20,810)	(20,810

Balance, December 31, 2009	172,250,000	17,225	264,294	(15,578)	(236,832)	29,109

Foreign Currency Exchange Gain (Loss)				4,717		4,717

Capital contributions			18,828			18,828

Net Loss					(118,018)	(118,018)

Balance September 30, 2010	172,250	$17,225	$283,122	$10,861	$(354,850)	$(65,364)

The accompanying notes are integral parts of these financial statements

mBeach Software, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
for the Period from
October 25, 2006 (Inception) to September 30, 2010
(Unaudited)

	For the Period Ended September 30,		For the Period 10/25/2006 to
	2010	2009	9/30/2010

Net (Loss)	$(118,018)	$(13,411)	$(354,850)
Adjustment to reconcile net (loss) to net
Cash used in operating activities
Changes in assets and liabilities
Accounts payable	(25,575)	(5,033)	9,716
Customer Deposits	469	-	15,283
Prepaid expenses and deposits	(575)	(18,750)	(35,238)
Accrued expenses and other current liabilities	42,640	-	42,640
Net cash provided (used) in operating activities	(101,059)	(37,194)	(322,449)

Cash flows from investing activities
Investment in Patent	(1,411)	(2,586)	(53,400)
Net cash provided (used) in investing activities	(1,411)	(2,586)	(53,400)

Cash flows from financing activities
Checks in Excess of cash	380	66	380
Proceeds from borrowings	11,119	-	11,119
Proceeds from sale of common stock	-	-	235,282
Increase in Additional paid-in capital	18,828	38,168	56,996
Proceeds from Convertible Note Payable	72,000	-	72,000
Net cash provided (used) by financing activities	102,399	38,234	375,849

Foreign Currency Exchange Gain/Loss

Net increase (decrease) in cash	(71)	(1,546)	-

Cash at beginning of period	71	1,546	-

Cash at end of period

The accompanying notes are integral parts of these financial statements

mBeach Software, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

 Note 1 ORGANIZATION AND BUSINESS BACKGROUND

mBeach Software, Inc. is a development stage company operating through its wholly-owned subsidiary, Skin Cancer Scanning Ltd. (SCS or the "Company"), which was incorporated on October 25, 2006 under the laws of the nation of Israel and is an R&D company engaged in the development of a hybrid medical device for the early detection and diagnosis of Skin Cancer Precursors, Nevi and Tumors. The Medical Device will be a physicians' decision supporting device. The output will enable the physician (GP or expert Dermatologist), with the correct use of the device, to improve his/her diagnosis of the skin aberrations being scanned. The Medical Device is based on state of art technology, using an innovative method of data accumulation and signal processing, derived through the use of passive Visual and Infra-Red spectral reflectance.

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

Our executive offices are located in Tel Aviv, Israel.

Note 2 Basis of Presentation and Liquidity

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared pursuant to the rules and regulation of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information.  Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report.  The accompanying condensed balance sheet as of December 31, 2009 has been derived from our audited financial statements.  The condensed consolidated statements of operations for the three months ended and nine months ended September 30, 2010 and cash flows for nine months ended September 30, 2010 are not necessarily indicative of the results or operations or cash flows to be expected for any future period or for the year ending December 31, 2010.

mBeach Software, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

Effective July 13, 2010, mBeach Software, Inc., a Florida corporation (the “Registrant”), consummated the closing of the transactions contemplated under the Stock Exchange Agreement dated June 15, 2010 (the “Exchange Agreement”) with Skin Cancer Scanning Ltd., an Israeli corporation (“SCS”) and all of its shareholders.  At the closing, the Sellers transferred to Skin Cancer Scanning, Inc., a wholly-owned subsidiary of mBeach incorporated in Nevada, all of their shares of SCS so that mBeach currently owns all of the issued and outstanding shares of SCS.

Simultaneous with the closing of the transactions contemplated by the Exchange Agreement, the Sellers consummated the transactions contemplated by the Stock Purchase Agreement dated June 15, 2010 with William Gaffney, the principal shareholder of mBeach.  Pursuant to such agreement, William Gaffney transferred all his 156,000,000 shares of common stock of mBeach to the Sellers.  These shares represent 91% of the issued outstanding stock of mBeach.

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

Accordingly, the transaction was recorded utilizing reversed recapitalization accounting under the provisions of FASB ASC 805 (“FAS-141R”), whereby SCS became the accounting acquirer (legal acquiree) and mBeach was treated as the accounting acquiree (legal acquirer).  The historical financial records of mBeach are those of the accounting acquirer adjusted to reflect the legal capital of the accounting acquiree.

Concurrent with the effective date of the reverse recapitalization transaction, the Company adopted the fiscal year end of SCS (accounting acquirer), which is December 31st.

Liquidity and Going Concern Considerations

As of September 30, 2010, we had cash on-hand of $0.  The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principals generally accepted in the United States, which contemplate continuation as a going concern.  We have sustained substantial losses from operation since our inception, and such losses have continued through September 30, 2010.  At September 30, 2010, we had a deficit accumulated during development stage of $354,850.

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

These factors, among others, raise substantial doubt about our ability to continue as a going concern.  Due to our financial condition, the report of our independent registered public accounting firm on our December 31, 2009 audited consolidated financial statements includes an explanatory paragraph indicating that these conditions raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

We have commenced implementing, and will continue to implement, various measures to address our financial condition, including:

mBeach Software, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

•	Continuing to seek debt and equity financing, funding through strategic partnerships.

•	Curtailing operations where feasible to conserve cash through deferring certain research activities until our cash flow improves and we can recommence these activities with appropriate funding.

•
Investigating and pursuing transactions, including mergers, and other business combinations and relationships deemed by the board of directors to present attractive opportunities to enhance stockholder value.

All share and per share information contained in this report gives retroactive effect to 13 for 1 (13:1) forward stock split of our outstanding common stock effective June 4, 2010 and reverse recapitalization transaction completed July 13, 2010.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Cash and cash equivalents consists of financial instruments that potentially subject the Company to concentration of credit risk to the extent of the amount recorded on the balance sheet. The Company is exposed to credit risk in the event of default by the banks holding cash or cash equivalents to the extent of the amount recorded on the balance sheets. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Product developed by the Company may require approvals or clearances from the U.S. Food and Drug Administration or other international regulatory agencies prior to commercialized sales. There can be no assurance that the Company’s product candidates will receive any of the required approvals or clearances. If the Company was denied approval or clearance of such approval was delayed, it would have a material adverse impact on the Company.

Note 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses, approximates their fair value due to the relatively short-term nature of these instruments.

mBeach Software, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

Intangible Assets and Other Long-Lived Assets

Patent application costs are being amortized on a straight-line basis over 15 years, which approximates their respective economic lives. The Company believes the straight-line method of amortization for patent application costs allocates the cost to earnings in proportion to the amount of economic benefit.

The Company continually reviews events and changes in circumstances related to its financial performance and economic environment for factors that would provide evidence of potential impairment or that may warrant a revision to the remaining periods of amortization of its intangible assets. If impairment indicators are identified, the Company would test for impairment using undiscounted cash flows as the basis for measuring the fair value of its intangible assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  For the nine month period ending September 30, 2010 and year ended December 31, 2009, the Company determined that no events or changes in circumstances indicated potential impairment of Long-life Assets

Revenue Recognition

Revenues, when recognized, will be recorded in conformance with the provisions of FASB ASC – Revenue Recognition.  Essentially, revenue will be recognized when finished products are shipped to unaffiliated customers, both title and the risks and rewards of ownership are transferred or services have been rendered and accepted, the selling price is fixed or determinable, and collectability is reasonably assured.

Advertising Costs

Advertising costs will be expensed as incurred and included as part of selling and marketing expenses. Advertising costs were immaterial for the period October 25, 2006 (inception) through September 30, 2010.

Research and Development Costs

Research and development expenses consist of costs incurred to further the Group’s research and development activities and include salaries and related employee benefits, costs associated with clinical trial and preclinical development, regulatory activities, research-related overhead expenses, costs associated with the manufacture of clinical trial material, costs for consultants and related contract research. Research and development costs are expensed as incurred.  Research and development expenses totaled $220,877 for the period October 25, 2006 (inception) through September 30, 2010.

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

Income Taxes

The Company accounts for income tax in accordance with FASB ASC 740-Income Taxes, which requires the asset and liability approach for financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

mBeach Software, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

The Company has accumulated deficiency in its operation. Because there is no certainty that we will realize taxable income in the future, we did no record any deferred tax benefit as a result of these losses.

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260 – Earnings Per Share guidance, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In connection with the reverse recapitalization completed on
July 13, 2010, the Company issued three separate classes of warrants, each class exercisable into 10,285,994, 10,770,694 and 11,278,193, respectively, shares of common stock of the Company for an aggregate exercise price of $150,000, 150,000 and $500,000, respectively. The warrants are exercisable for 3 years.  These warrants have not been included in our dilutive earnings per share calculation as they are undilutive for the periods presented.

Comprehensive Income

FASB guidance establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources.  Components of comprehensive income for the Company include foreign currency exchange gains and losses.

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

mBeach Software, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements are separated in more circumstances than under previously existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. The ASU is effective beginning January 1, 2011. We are currently evaluating the impact of this standard on our financial position and results of operations.

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

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered Level 1 fair value. This ASU became effective October 1, 2009. The adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

mBeach Software, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

In June 2009, the FASB amended its guidance on accounting for variable interest entities ("VIE"). Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. This guidance became effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. Earlier application was prohibited. The adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

In May 2009, the FASB issued ASC 855-10 – Subsequent Events.  ASC 855-10 establishes new accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. The new guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new accounting guidance was effective for our Company beginning with our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009, and is being applied prospectively. This change in accounting policy had no material impact on our financial statements or related footnote disclosures.

In January 2010, the FASB issued ASU No. 2010-6, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.  This update requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements.  Certain of the disclosure requirements will be effective for us on April 1, 2011.  As ASU No. 2010-6 only requires enhanced disclosures, the adoption of ASU No. 2010-6 did not have a material effect on our consolidated financial position, results of operations or cash flows and did not materially expand our financial statement footnote disclosures.

Foreign Currency

The financial statements are presented using a reporting currency of U.S. dollars. Items included in the financial statements are measured using the currency of the primary economic environment in which the company operates (“the functional currency”) and then converted into U.S. Dollars at the conversion rate in effect as of the date of the balance sheet. The functional currency of the Company is the New Israeli Shekel (“NIS”) for all years presented.  The conversion rates for the NIS were $0.2733 to $1 USD at September 30, 2010 and averaged $0.26357 and $0.25177 to $1 USD for the three months and nine months ended September 30, 2010.

Note 4 CAPITAL STOCK

In June the Articles of Incorporation were amended to implement a 13 to 1 forward stock split on its shares of common stock. The Company simultaneously increased the authorized capital from 250,000,000 to 3,250,000,000 shares of common stock.  As a result the issued and outstanding shares increased from 13,250,000 from 172,250,000 shares of common stock.

All share and per share information contained in this report gives retroactive effect to a 13 for 1 (13:1) forward stock split of our outstanding common stock effective June 4, 2010 and reverse recapitalization transaction completed July 13, 2010.

mBeach Software, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

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

The applicable tax rates in Israel are as follows:

•	2007 – 29%
•	2008 – 27%
•	2009 – 26%
•	2010 – 25%

In July 2009 the Knesset passed the Economic Efficiency Law (Legislative Amendments to implement the Economic Plan for the 2009 and 2010) – 2009, which stipulates, inter alia, an additional gradual reduction in the rate of corporate taxes and real capital gains tax rate in Israel.  Starting in 2011 the tax rates are as follows:

•	2011 – 24%
•	2012 – 23%
•	2013 – 22%
•	2014 – 21%
•	2015 – 20%
•	2016 and beyond – 18%

These changes have no significant effect on the Company’s financial statements.  The Company has not been issued financial tax assessments since its establishment.

Note 6 COMMITMENTS AND CONTINGENCIES

On July 13, 2010, concurrent with the closing of our reverse recapitalization transaction on the same date, we entered into an employment agreement with Mr. Yossi Biderman to serve as Chief Executive Officer of the Company.

The employment agreement provides for an initial term of eighteen (18) months and may be terminated by Mr. Biderman upon thirty (30) days written notice or by the Company upon six (6) months written notice.

The agreement provides for a salary for Mr. Biderman of:

•	$5,000 per month as a base salary;
•	Increase to $10,000 per month upon the earlier of the Company raising $300,000 or achieving $750,000 in revenues;
•	Increase to $15,000 per month upon the earliest of the Company raising $750,000 or achieving revenues of $1,500,000.

mBeach Software, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

The agreement further provides Mr. Biderman shall receive a bonus of 3% of after tax profits of the Company and reimbursement of business related expenses.

The Company has options outstanding providing for the purchase of common shares of the Company for fixed periods through March 2013, according to the value of the Company in a range of $875,000 to $3,000,000 and/or according to the value of the Company as will exist at the time exercising the option.

Through September 30, 2010, no options have been exercised.

Certain shareholders have an agreement regarding receiving commission on the Company's sales. The amount of the commission is 12% on meeting certain conditions.

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

Note 7 CONVERTIBLE NOTE PAYABLE AND WARRANTS

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

Note 8 SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to September 30, 2010, through the date the financial statements were issued for potential recognition or disclosure in the accompanying condensed financial statements.  Other than disclosed, we did not identify any events or transactions through January 17, 2011 that should be recognized or disclosed in the accompanying condensed financial statements.

Item 2.    Management’s Discussion and Analysis of Plan of Operations.

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

Corporate Background

Overview

Our business and registered office is located at the offices of our legal counsel, c/o David Lubin & Associates, PLLC, 5 North Village Avenue, 2nd floor, Rockville Centre, NY 11570, telephone number is (516) 887-8200.

All share and per share information contained in this report gives retroactive effect to a 13 for 1 (13:1) forward stock split of our outstanding common stock effective June 4, 2010 and reverse recapitalization transaction completed July 13, 2010.

On June 15, 2010 we entered into the Exchange Agreement and on July 15, 2010 consummated the transactions contemplated under Agreement. At the closing, the Sellers transferred to a wholly-owned subsidiary of mBeach, Skin Cancer Scanning, Inc., a Nevada corporation, all of their shares of SCS. As a result of such transfer, mBeach currently owns all of the issued and outstanding shares of SCS.

Simultaneous with the closing of the transactions contemplated by the Exchange Agreement, the Sellers consummated the transactions contemplated by the Stock Purchase Agreement dated June 15, 2010 with William Gaffney, the principal shareholder of mBeach.  Pursuant to such agreement, William Gaffney transferred all his 156,000,000 shares of common stock of mBeach to the Sellers.  These shares represent 91% of the issued outstanding stock of mBeach.

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

Accordingly, the transaction was recorded utilizing reversed recapitalization accounting under the provisions of FASB ASC 805 (“FAS-141R”), whereby SCS became the accounting acquirer (legal acquiree) and mBeach was treated as the accounting acquiree (legal acquirer).  The historical financial records of mBeach are those of the accounting acquirer adjusted to reflect the legal capital of the accounting acquiree.

Concurrent with the effective date of the reverse recapitalization transaction, the Company adopted the fiscal year end of SCS (accounting acquirer), which is December 31st.

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

Plan of Operations

We are a development stage enterprise and have not generated any revenues since our inception.  We do not expect to generate any revenues over the next 12 months. Through our subsidiary, Skin Cancer Scanning, Inc., a Nevada corporation which owns all the intellectual property related to our technology, we hope to obtain certification for our product. At the same time we intend to create awareness of our product in the marketplace.

As of September 30, 2010, we had approximately $0 in cash. Such funds will not be sufficient to effectuate our business. We will need to seek additional capital for the purpose of further testing our product and obtaining certifications necessary in order to sell our product. We expect to incur a minimum of $800,000 in expenses in order to effectuate our business for the next 12 months. We estimate that this will be comprised of $400,000 towards the development of our product, $150,000 towards the procurement of the CE and FDA certifications; $70,000 towards clinical trials, $50,000 for professional fees associated with being a public company and the balance for general working capital.  Accordingly, we will have to raise the funds to pay for these expenses.

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 8-K filed on June 17, 2010 and Form 10-K filed on May 17, 2010. Results for interim periods may not be indicative of results for the full year.

We are a development stage enterprise and have generated no revenues since our inception in October 2006.  Given our focus on development of a product or products, which require regulatory approvals, future revenues are dependent upon obtaining these approvals for which the timing, if ever, cannot be certain.

Further, successful development of an approved product, if ever, is dependent upon our continued research, which is costly.  During the three month and nine month periods ending September 30, 2010, the Company did not have the capital to invest in our ongoing research and continues to work towards obtaining the necessary funding.  Accordingly, interperiod revenue and cost comparisons have little analytical value.

During the three (3) months ended September 30, 2010 and 2009, total operating expenses were $ 72,080 and $614 respectively and included general and administrative expenses, which increased sharply from $94 to $72,080.  During the nine months ended September 30, 2010 and 2009, total operating expenses were $118,018 and $13,411 respectively and general and administrative expenses also increased sharply from $1,901 to $118,018 for those periods, respectively.  During the period from October 25, 2006 (inception) to September 30, 2010, the Company incurred operation expenses totaling $354,850. These increases are directly attributed to costs incurred in preparation for our reverse recapitalization transaction completed in July 2010 and related filings.

Liquidity and Capital Resources

The Company had cash on-hand of approximately $0 as of September 30, 2010. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

We have commenced implementing, and will continue to implement, various measures to address our financial condition, including:

•	Continuing to seek debt and equity financing, funding through strategic partnerships.

•	Curtailing operations where feasible to conserve cash through deferring certain research activities until our cash flow improves and we can recommence these activities with appropriate funding.

Investigating and pursuing transactions, including mergers, and other business combinations and relationships deemed by the board of directors to present attractive opportunities to enhance stockholder value

There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

As of September 30, 2010, we had cash on-hand of $0. The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principals generally accepted in the United States, which contemplate continuation as a going concern.  We have sustained substantial losses from operation since our inception, and such losses have continued through September 30, 2010.  At September 30, 2010, we had a deficit accumulated during development stage of $354,850.

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

These factors, among others, raise substantial doubt about our ability to continue as a going concern.  Due to our financial condition, the report of our independent registered public accounting firm on our December 31, 2009 audited consolidated financial statements includes an explanatory paragraph indicating that these conditions raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

We have commenced implementing, and will continue to implement, various measures to address our financial condition, including:

•	Continuing to seek debt and equity financing, funding through strategic partnerships.

•	Curtailing operations where feasible to conserve cash through deferring certain research activities until our cash flow improves and we can recommence these activities with appropriate funding.

•
Investigating and pursuing transactions, including mergers, and other business combinations and relationships deemed by the board of directors to present attractive opportunities to enhance stockholder value.

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

Item 3.      Defaults Upon Senior Securities.

Not applicable

Item 4.      Removed and Reserved.

Item 5.      Other Information.

Alexander Blaunstein and Bunim Brimmer became directors of the Company effective as of August 1, 2010, as previously disclosed.

Item 6.      Exhibits

Exhibit No.	Description

31	Rule 13a-14(a)/15d14(a) Certification of the Principal Executive Officer and Principal Financial Officer (attached hereto)

32	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer (attached hereto)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

mBEACH SOFTWARE, INC.

Dated: January 17, 2011	By:	/s/ Yossi Biderman
Name: Yossi Biderman
Title: President and Director (Principal Executive and Financial Officer)